Form 10-Q
period 2004-06-30
LUMERA CORP
filed 2004-08-16
CIK 1137399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-50862

LUMERA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-2011728
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

19910 North Creek Parkway, Bothell, Washington	98011-3008
(Address of Principal Executive Offices)	(Zip Code)

(425) 415-6900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 1, 2004, 16,484,730 shares of the Company’s common stock, $0.001 par value, were outstanding.

LUMERA CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$657,000	$560,000
Accounts receivable	—	151,000
Costs and estimated earnings in excess of billings on uncompleted contracts	117,000	166,000
Prepaid stock-based research costs	—	159,000
Other current assets	1,077,000	55,000

Total current assets	1,851,000	1,091,000
Property and equipment, net	2,369,000	2,867,000
Other assets	33,000	100,000

TOTAL ASSETS	$4,253,000	$4,058,000

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$434,000	$159,000
Payable to Microvision	37,000	42,000
Current portion of research liability	78,000	—
Accrued liabilities	1,315,000	576,000
Notes payable - current	2,085,000	—

Total current liabilities	3,949,000	777,000
Research liability	—	1,948,000
Other long-term liabilities	244,000	16,000

Total liabilities	4,193,000	2,741,000
COMMITMENTS AND CONTINGENCIES (Note 7)
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
Mandatorily redeemable convertible preferred stock, no par value, 5,500,000 shares authorized; 3,985,025 and 3,735,025 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	27,706,000	27,206,000
SHAREHOLDERS’ DEFICIT
Class A Common stock, no par value, 20,000,000 shares authorized; 802,414 shares issued and outstanding at June 30, 2004 and December 31, 2003	5,358,000	3,361,000
Class B Common stock, no par value, 10,000,000 shares authorized; 5,370,000 issued and outstanding at June 30, 2004 and December 31, 2003	105,000	105,000
Deferred stock-based compensation	(961,000)	(31,000)
Accumulated deficit	(32,148,000)	(29,324,000)

Total shareholders’ deficit	(27,646,000)	(25,889,000)

TOTAL LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$4,253,000	$4,058,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$288,000	$396,000	$604,000	$765,000
Cost of revenue	188,000	185,000	382,000	383,000

GROSS PROFIT	100,000	211,000	222,000	382,000

Research and development (benefit) expense	(724,000)	2,034,000	1,070,000	4,039,000
Marketing, general and administrative expense	971,000	282,000	1,891,000	622,000

Total operating expenses	247,000	2,316,000	2,961,000	4,661,000

Loss from operations	(147,000)	(2,105,000)	(2,739,000)	(4,279,000)
Interest income	1,000	11,000	1,000	34,000
Interest expense	(86,000)	—	(86,000)	—
Realized gain on sale of investment securities	—	12,000	—	39,000

NET LOSS	$(232,000)	$(2,082,000)	$(2,824,000)	$(4,206,000)

Deemed dividend upon issuance of mandatorily redeemable convertible preferred stock	—	—	(500,000)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(232,000)	$(2,082,000)	$(3,324,000)	$(4,206,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.04)	$(0.34)	$(0.54)	$(0.68)

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	6,172,400	6,172,400	6,172,400	6,172,400

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,824,000)	$(4,206,000)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	595,000	594,000
Noncash expenses related to issuance of stock, options and amortization of deferred compensation	1,266,000	504,000
Realized gain on sale of investment securities	—	(39,000)
Interest on notes payable	86,000	—
Change in:
Accounts receivable	151,000	(94,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	49,000	(10,000)
Other current assets	(345,000)	85,000
Other assets	67,000	33,000
Accounts payable	259,000	39,000
Payable to Microvision	(5,000)	231,000
Accrued liabilities	(35,000)	187,000
Research liability	(1,870,000)	977,000

Net cash used in operating activities	(2,606,000)	(1,699,000)

Cash flows from investing activities:
Sales of investment securities	—	2,009,000
Purchases of property and equipment	(97,000)	(352,000)

Net cash (used in) provided by investing activities	(97,000)	1,657,000

Cash flows from financing activities:
Proceeds from note payable	2,300,000	—
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	500,000	—

Net cash provided by financing activities	2,800,000	—

Net increase (decrease) in cash and cash equivalents	97,000	(42,000)
Cash and cash equivalents at beginning of period	560,000	687,000

Cash and cash equivalents at end of period	$657,000	$645,000

Value assigned to warrants issued in connection with convertible note	$301,000	$—

Prepaid offering costs included in accounts payable and accrued liabilities	$677,000	$—

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Lumera Corporation (“Company”) was incorporated on January 7, 2000 (“Inception”) under the laws of the state of Washington and reincorporated in 2004 under the laws of the state of Delaware. The Company is a majority owned subsidiary of Microvision, Inc. (“Microvision”). The Company was established to develop, manufacture and market devices using proprietary polymer materials. Until December 31, 2003, the Company was considered to be in the development stage. In 2004, the Company commercialized the devices for potential wireless networking and optical networking applications and had largely completed financial planning, establishing sources of supply, acquiring plant and equipment and recruiting personnel. Therefore, Lumera was considered to have exited the development stage.

The Company prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the United States of America Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. These condensed statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2003 previously filed with the Company’s Registration Statement on Form S-1, initially filed on May 19, 2004 and as amended through July 22, 2004.

In our opinion these unaudited condensed financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our financial position as of June 30, 2004, the results of operations for the three and six month periods ended June 30, 2004 and 2003, and the cash flows for the six month periods ended June 30, 2004 and 2003. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s management has identified revenue recognition and accounting for research payments under the University of Washington agreements as areas where significant estimates and assumptions have been made in preparing the financial statements. The Company also evaluates the requirement for allowances for uncollectible receivables, and valuation allowances for deferred income tax assets.

Revenue Recognition – Revenue has primarily been generated from research and development cost reimbursement contracts for the United States government. Revenue on such contracts is recorded using the percentage-of-completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured.

Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. The Company evaluates the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

All of the Company’s current and prior contracts with the government, which accounted for substantially all of the Company’s revenues since 2001, have been or are cost plus fixed fee type contracts. Under the terms of a cost plus fixed fee contract, the United States government reimburses the Company for actual direct and indirect costs incurred in performing the contracted services. The Company is under no obligation to spend more than the contract value to complete the contracted services. In addition, completion of the contracted services is generally on a best efforts basis. If the services are not completed, the government has the option to negotiate a follow-on contract to complete the services or to not pursue the services further with the Company. Contract deliveries consist of monthly financial reports, periodic technical reports and any devices if they have been successfully fabricated. There are no contractual provisions for repayments of any amounts disbursed to date under these contracts.

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to a customer because the amounts were not contractually billable at the balance sheet date.

Research and Development – Research and development costs are expensed as incurred. As described in Note 7, the Company issued shares of common stock in connection with a research agreement. The value of these shares is amortized over the period of the research agreement.

Stock-Based Compensation – The Company has a stock-based employee compensation plan, which is described further in Note 5. The Company accounts for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations. The Company complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires fair value recognition for employee stock-based compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

For employee stock options granted prior to the Company’s initial public offering (“IPO”) in July 2004, the fair value for these options were estimated at the date of grant using the minimum value method. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net loss available to common shareholders, as reported	$(232,000)	$(2,082,000)	$(3,324,000)	$(4,206,000)
Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	277,000	1,000	757,000	2,000
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	(548,000)	(10,000)	(1,207,000)	(6,000)

Net loss available to common shareholders, pro forma	$(503,000)	$(2,091,000)	$(3,774,000)	$(4,210,000)

Net loss per share, as reported (basic and diluted)	$(0.04)	$(0.34)	$(0.54)	$(0.68)

Net loss per share, pro forma (basic and diluted)	$(0.08)	$(0.34)	$(0.61)	$(0.68)

The value of each option granted is estimated on the date of grant using the minimum value method with the following weighted average assumptions:

	June 30,
	2004	2003
Risk-free interest rate	3.8%	3.0%
Expected life (in years)	5.75	6.50
Dividend yield (%)	0%	0%
Volatility (%)	82.5%	82.5%

Net Loss per Share – Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities.

Basic and diluted net loss per share are the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include Series A and Series B convertible preferred stock, options and warrants to purchase Class A common stock, and warrants to purchase Series A convertible preferred stock. Total common stock options and common stock warrants not included in the calculation of diluted earnings per share were 2,178,316 and 792,629 for June 30, 2004 and 2003, respectively.

Comprehensive Loss – Comprehensive loss consists of net loss and other comprehensive gain/loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on the Company’s investments are included in accumulated other comprehensive loss. There were no items of comprehensive loss included in the six months ended June 30, 2004.

Recent Accounting Pronouncements – In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. On October 29, 2003, the FASB voted to defer the provisions of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. The Company adopted the non-deferred provisions of SFAS No. 150 effective July 1, 2003. The adoption of these provisions did not have any impact on the Company’s financial position or results of operations. The Company will evaluate the applicability of any changes to the deferred provisions upon their reissuance, but does not anticipate the adoption of these provisions to have a material impact on its financial position or results of operations.

3. RELATIONSHIP WITH MICROVISION (PARENT OF LUMERA)

Since its inception, the Company has been a subsidiary of Microvision. At June 30, 2004 and December 31, 2003, Microvision had the following ownership interests in the Company:

	June 30, 2004	December 31, 2003
Class B common stock	87.5%	87.5%
Series A convertible preferred stock	11.0%	11.0%
Series B convertible preferred stock	27.4%	32.5%

Assuming conversion of all outstanding shares of Series A preferred, Series B preferred stock and Class B common stock into common stock, Microvision owned approximately 52% of THE Company’s outstanding common stock. Following completion of the Company’s IPO in July 2004 (see Note 8), Microvision’s ownership percentage was 33%.

In 2003 lease and utilities costs continued to be allocated based on square footage under a month-to-month lease. The Company entered into a sublease agreement with Microvision for its corporate facilities at a rate of approximately $21,000 per month. The agreement is effective January 1, 2004 and terminates in April 2006.

The Company pays direct labor and related fringe costs, and other direct expenses on a monthly basis. The Company also pays a $5,000 per month fee to reimburse Microvision for all other charges not directly incurred by the Company.

A summary of charges from Microvision to the Company for each period is as follows (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Rent	$78,000	$76,000	$158,000	$154,000
Allocated Services	12,000	12,000	29,000	27,000
Fees	15,000	15,000	30,000	30,000

Total	$105,000	$103,000	$217,000	$211,000

4. SHAREHOLDERS’ DEFICIT

Convertible Preferred Stock – In August through October 2003, the Company raised $2,670,000 (before issuance costs of $67,000) from the sale of 1,335,025 shares of Series B convertible preferred stock to private investors. In March 2004, the Company raised cash proceeds of $500,000 from the sale of 250,000 shares of Series B convertible preferred stock to private investors. The conversion price of the Series B convertible preferred stock issued was less than the fair value of the Class A common stock on the issuance date. As a result, the Company recorded a $500,000 beneficial conversion feature upon issuance of the preferred stock. This amount was immediately recorded as a deemed dividend to preferred shareholders because the Series B preferred stock is immediately convertible into Class A common stock.

Board Resolutions – On May 14, 2004, the Company’s Board of Directors passed the following resolutions:

•	To authorize the reincorporation of the Company as a Delaware corporation and to authorize 120,000,000 shares of $0.001 par value common stock, subject to shareholder approval;

•	To adopt the 2004 Equity Incentive Plan and reserve 2,000,000 shares thereunder, subject to shareholder approval;

•	Subject to completion of the underwritten public offering, to authorize 30,000,000 shares of undesignated preferred stock, subject to shareholder approval.

5. STOCK BASED COMPENSATION

In March 2004, the Company granted options to purchase 415,000 shares of Class A common stock to Company employees and directors with a weighted-average exercise price of $2.00. In April 2004, the Company granted options to purchase 156,650 shares of Class A common stock to Company employees with a weighted-average exercise price of $2.00. The exercise prices were deemed to be below the fair value of the common stock. In addition, the Company granted options to purchase 65,000 shares of Class A common stock to a Microvision employee. These options have been accounted for as a dividend to Microvision and recorded at their fair value of $272,000, in accordance with the guidance in EITF Issue No. 00-23 Issue 21, Options Granted to Employees of Entities under Common Control. A summary of stock compensation expense for each period is as follows (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Employees	$188,000	$1,000	$217,000	$2,000
Directors	89,000	—	540,000	—
Third Party	182,000	—	350,000	—

	$459,000	$1,000	$1,107,000	$2,000

Component of:
Research and development	$239,000	$1,000	$406,000	$2,000
Marketing, general and administrative	220,000	—	701,000	—

	$459,000	$1,000	$1,107,000	$2,000

6. CONVERTIBLE NOTES PAYABLE

In April 2004, the Company received cash proceeds from the issuance of convertible promissory notes in the aggregate principal amount of $2,300,000. The notes accrue interest at a rate of 6.5% per annum and are payable on demand at the earlier of March 31, 2005 or upon the closing of an underwritten public offering of the Company’s common stock. The principal amount and any accrued but unpaid interest in respect of each note is convertible at any time, at the option of the holder, into shares of the Company’s Class A common stock. The conversion price is stated as the lesser of $6.00 per share of common stock or the price per share offered to the public in any underwritten IPO of the Company’s common stock.

In connection with the sale of these convertible notes, the Company also issued warrants to purchase shares of common stock. The number of shares is based on a formula based on the exercise price of the warrant and the face amount of the holder’s convertible note. The exercise price of the warrants is equal to the lesser of $7.20 per share or 120% of the price per share offered to the public in any underwritten IPO of the Company’s common stock. All of the warrants are exercisable on the date of grant and expire in April 2009. The value of the warrants granted was estimated to be approximately $344,000 using the Black Scholes option pricing model. The relative fair value of the warrants of $301,000 will be treated as a debt issuance cost and is being amortized to interest expense over the one-year term of the debt.

Upon completion of the Company’s IPO in July 2004 the notes became due and payable. All of the noteholders elected to receive cash payments, which resulted in principal and interest payments totaling $2,344,000 being made in August 2004. (See Note 8).

7. COMMITMENTS AND CONTINGENCIES

In April 2004, the Company and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that requires payments of $125,000 for quarters ending March 31, 2004 and June 30, 2004 and eliminates a contingent payment of $2,000,000 that had been due in April 2004. For each of the quarters ending September 30, 2004 and December 31, 2004, the Company is required to pay $250,000. The agreement will terminate in 2005 after payments of $375,000 are made in the quarters ending March 31, 2005 and June 30, 2005. Total payments under the Sponsored Research Agreement will be $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

Subsequent to each amendment to the original agreement, the Company prospectively adjusted the amortization of the research payments to account for the extended period over which the payments will be made and services provided. As a result of these adjustments, the Company had cumulatively recognized expenses in excess of payments made of $1,948,000 at December 31, 2003, and $79,000 at June 30, 2004.

The following table summarizes payments made and expense recorded during the three and six months ending June 30, 2004 and 2003:

		Expense Recognized
(in thousands)	Payments Made	Sponsored Research	Optical Materials	Minimum Royalty	Expense Recorded on Payments	Amortization of Stock	Total Expense Recorded
Three months ended
June 30, 2004	$119	$(2,052)	$—	$19	$(2,033)	$—	$(2,033)
June 30, 2003	50	525	75	19	619	251	870
Six months ended
June 30, 2004	$119	(1,870)	50	38	(1,782)	159	(1,623)
June 30, 2003	244	1,102	150	38	1,290	502	1,792

The following table outlines future required payments and royalties related to the Sponsored Research Agreement and optical materials arrangement:

(in thousands)	Research Plan Payments	Optical Materials Payments	Royalties	Total
Years ending December 31,

2004	$625	$50	$75	$750
2005	750		75	825
2006 and thereafter	—	—	675	675

Total	$1,375	$50	$825	$2,250

Claims and Litigation – In the opinion of management, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

Other – In connection with the acquisition of technology from Arizona Microsystems, L.L.C. in October 2002, the Company is required to make a cash payment of $200,000 if the Company completes financing transactions accumulating to greater than $10,000,000. This contingent amount is payable as a result of the Company’s IPO (see Note 8).

8. SUBSEQUENT EVENTS

Initial Public Offering – On July 28, 2004 the Company completed its IPO of 6.0 million shares of common stock at a price of $6.95 per share, raising net proceeds of $38.7 million after expenses.

Prior to the effectiveness of the registration statement covering the sale of the Company’s common stock being sold in the IPO, a broker affiliated with Newbridge Securities Corporation, a member of the underwriting syndicate, sent an email to certain potential purchasers of common stock in the offering. This email may constitute a prospectus that does not meet the requirements of the Securities Act of 1933.

If the distribution of this email to the original or subsequent recipients did constitute a violation of the Securities Act of 1933, such recipients who purchased common stock in the offering would have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock or, if they had already sold the stock, sue the Company for damages resulting from their purchase of common stock. Newbridge has agreed to indemnify both the Company and the other underwriters for liabilities arising out of the distribution of the email. While the ultimate outcome of these matters cannot be determined, the Company does not expect that the ultimate outcome of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

Payment of convertible promissory notes – In August 2004, the Company paid all principal amounts and accrued interest from the issuance of convertible promissory notes in the amount of $2,344,000. None of the notes were converted to common stock.

Arizona Microsystems, L.L.C. warrants exercised – In October 2002, the Company issued a warrant to purchase 164,000 shares of Class A common stock at an exercise price of $3.65 per share to Arizona Microsystems, L.L.C. for use of certain technology. These warrants were exercised in a cashless transaction for 38,935 common shares in July 2004.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3, “Quantitative and Qualitative Disclosure about Market Risk,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Lumera, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “will,” “anticipate,” “estimate,” “project,” “plan,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth below under the caption “Risk Factors Relating to Lumera’s Business.”

Overview

Lumera Corporation was established in early 2000 as a majority-owned subsidiary of Microvision, Inc. Lumera develops proprietary polymer materials and is developing products based on these materials for a broad range of applications. We design and synthesize polymer materials at the molecular level—using our expertise in nanotechnology, which is the development of products and production processes at a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter)—to optimize their electrical, optical and surface properties. We use these materials to improve the design, performance and functionality of products for use in wireless and optical communications networks and in biochemical analysis. We believe we have developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology.

From inception through 2003, we have concentrated primarily on the development of our technology and potential products. In 2004, as we move from a development stage company to a product vendor we expect to record both revenue and expense from product sales, to incur increased costs for sales and marketing and to increase general and administrative expense. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

Lumera is developing products in the following key areas:

•	Wireless antennas and systems;

•	Biotechnology disposables;

•	Electro-optic devices; and

•	Polymer-based products for government applications.

We have focused on these four business opportunities to address growth markets for which we intend to develop high-value products. We intend to build a sales and marketing force to directly address these markets.

Revenue. Substantially all of our revenue to date has been generated from cost plus fixed fee development contracts with the United States government or with government contractors. Prospectively, we intend to also generate revenue through sales of our products to original equipment manufacturers, or OEMs, and industry partners and through development contracts. We expect that future revenue from U.S. government contracts will decrease as a percentage of revenue and that product revenue from the sale of commercial products will increase both on a dollar basis and as a percentage of revenue in future years.

Research and Development Expense. A significant portion of our research and development expense relates to cash payments and a grant of common stock pursuant to agreements with the University of Washington. We expect to continue to incur substantial research and development expense to develop commercial products using polymer materials technology. These expenses could increase as a result of continued development and commercialization of our polymer materials technology subcontracting work to potential development partners, expanding and equipping in-house laboratories, acquiring rights to additional technologies, hiring additional technical and support personnel and pursuing other potential business opportunities.

Marketing, General and Administrative Expense. Marketing, general and administrative expense consists primarily of compensation and support costs for management and administrative staff, and for other general administrative, corporate governance and regulatory compliance costs.

The Company will be transitioning away from its current intercompany arrangement with Microvision under which we obtain certain executive, investor relations, accounting and finance, legal, human resources, information systems and facilities services. This will require us to create our own infrastructure, including operational and financial systems, and related internal controls, and to recruit qualified personnel.

Interest Income and Expense. Interest income consists of earnings from investment securities. Dividend and interest income are recognized when earned. Realized gains and losses are included in other income. Interest expense consists of interest accrued on the 6.5% Convertible Notes, which became due and payable upon completion of our initial public offering.

Results of Operations

Comparison of Three Months Ended June 30, 2004 and 2003

Revenue. Revenue decreased by $108,000 to $288,000 for the quarter ended June 30, 2004 from $396,000 for the quarter ended June 30, 2003. The decrease in revenue for the three months ending June 30, 2004 compared to the same period in 2003 is due primarily to a shift in resources from revenue generating government contracts to our commercial product development work as we prepare our products for market.

Cost of Revenue. Cost of revenue increased by $3,000 to $188,000 for the quarter ended June 30, 2004 from $185,000 for the quarter ended June 30, 2003.

Research and Development Expense. Research and development expense was a benefit of $724,000 for the quarter ended June 30, 2004, a decline of $2,758,000 from $2,034,000 for the quarter ended June 30, 2003. In April 2004, the Company renegotiated its Sponsored Research Agreement (the “Agreement”) with the University of Washington. The amendment resulted in a net benefit of $2,052,000 during the three months ended June 30, 2004, including a one time $2,375,000 non-cash adjustment, compared with an expense of $525,000 for the same period in 2003.

The amended Agreement required payments of $125,000 for the quarters ending March 31, 2004 and June 30, 2004 and eliminates a contingent payment of $2,000,000 that had been due April 2004. For each of the quarters ending September 30, 2004 and December 31, 2004, the Company is required to pay $250,000 to the University of Washington. The Agreement will terminate in 2005 after payments of $375,000 are made in each of the quarters ending March 31, 2005 and June 30, 2005. Total payments under the Agreement will be $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $689,000 to $971,000 for the quarter ended June 30, 2004 from $282,000 for the quarter ended June 30, 2003. The increased expense is primarily attributable to non-cash stock based compensation costs associated with stock options granted at below market rates and increased labor and overhead costs associated with product marketing activities.

Interest Income. Interest income decreased $10,000 to $1,000 for the quarter ended June 30, 2004, from $11,000 for the quarter ended June 30, 2003. The decrease in interest income is due to lower cash investment balances during the period.

Interest Expense. Interest expense was $86,000 for the quarter ended June 30, 2004 due to the issuance of $2,300,000 of 6.5% Convertible Notes in April. All of the Notes were converted to cash in August of 2004. No debt instruments were outstanding during the quarter ended June 30, 2003.

Comparison of Six Months Ended June 30, 2004 and 2003

Revenue. Revenue decreased by $161,000 to $604,000 for the six months ended June 30, 2004 from $765,000 for the six months ended June 30, 2003. The decrease in revenue for the six months ending June 30, 2004 compared to the same period in 2003 is due to a shift in resources from revenue generating government contracts to our commercial product development work as we prepare our products for market.

Cost of Revenue. Cost of revenue decreased $1,000 to $382,000 for the six months ended June 30, 2004 from $383,000 for the six months ended June 30, 2003.

Research and Development Expense. Research and development expense was $1,070,000 for the six months ended June 30, 2004, a decline of $2,969,000 from $4,039,000 for the six months ended June 30, 2003. In April 2004, the Company renegotiated its Sponsored Research Agreement (the “Agreement”) with the University of Washington. The amendment resulted in a net benefit of $1,870,000 during the six months ended June 30, 2004, including in a one time $2,375,000 non-cash adjustment, compared with an expense of $1,102,000 for the same period in 2003.

The amended Agreement required payments of $125,000 for quarters ending March 31, 2004 and June 30, 2004 and eliminates a contingent payment of $2,000,000 that had been due April 2004. For each of the quarters ending September 30, 2004 and December 31, 2004, the Company is required to pay $250,000 to the University of Washington. The agreement will terminate in 2005 after payments of $375,000 are made in each of the quarters ending March 31, 2005 and June 30, 2005. Total payments under the Agreement will be $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $1,269,000 to $1,891,000 for the six months ended June 30, 2004 from $622,000 for the six months ended June 30, 2003. The increased expense is primarily attributable to non-cash stock based compensation costs associated with stock options granted at below market rates and increased labor and overhead costs associated with product marketing activities.

Interest Income. Interest income decreased $33,000 to $1,000 for the six months ended June 30, 2004, from $34,000 for the six months ended June 30, 2003. The decrease in interest income is due to lower cash investment balances during the period.

Interest Expense. Interest expense was $86,000 for the six months ended June 30, 2004 due to the issuance of $2,300,000 of 6.5% Convertible Notes. All of the Notes were converted to cash in August of 2004. No debt instruments were outstanding during the six months ended June 30, 2003.

Deemed Dividend upon Issuance of Preferred Stock. In March 2004, the Company raised cash proceeds of $500,000 from the sale of 250,000 shares of Series B convertible preferred stock to private investors. The conversion price of the Series B convertible preferred stock issued was less than the fair value of the Class A common stock on the issuance date. As a result, the

Company recorded a $500,000 beneficial conversion feature upon issuance of the preferred stock. This amount was immediately recorded as a deemed dividend to preferred shareholders because the Series B preferred stock is immediately convertible into Class A common stock.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common stock and convertible preferred stock and, to a lesser extent, through revenues from development contracts and sales of services. We had an accumulated deficit of $32,148,000 as of June 30, 2004. At June 30, 2004 we had $657,000 in cash and cash equivalents.

Cash used in operating activities totaled $2,606,000 for the six months ended June 30, 2004 compared to $1,699,000 for the six months ended June 30, 2003. Cash used in operating activities resulted primarily from the net loss for the period. During the current period, the Company incurred approximately $977,000 in financing costs related to its Initial Public Offering. These costs, which are recorded in other current assets, will be capitalized into equity following the completion of the IPO. Approximately $677,000 of these financing costs remained unpaid and are reflected in Accounts Payable and Accrued Liabilities. The Company’s Research liability declined $1,870,000 primarily due to amendments made in April 2004 to the University of Washington Sponsored Research Agreement which resulted in a $2,375,000 adjustment to previously accrued research and development costs. Collection of accounts receivable provided $151,000 in cash during the current period.

Cash used by investing activities for the six months ended June 30, 2004 was $97,000, compared to net cash provided by investing activities for the six months ended June 30, 2003 of $1,657,000. Capital expenditures were $97,000 for the six months ended June 30, 2004 compared with $352,000 for the six months ended June 30, 2003. We had net sales of investment securities of $2,009,000 for the six months ended June 30, 2003.

Cash provided by financing activities totaled $2,800,000 for the six months ended June 30, 2004. In March of 2004 the Company issued $500,000 of Series B Preferred Stock. In April 2004 the Company received $2,300,000 from the issuance of Convertible Notes. The Notes bear interest at 6.5% per anum. In conjunction with the issuance of the Notes, the Company granted noteholders warrants to purchase 115,000 common shares, exercisable at $7.20 per share. The warrants expire in April 2009. No financing activities took place in the first six months of 2003.

In July 2004, the Company completed its IPO, selling 6 million of its common shares at a price of $6.95 per share. Net proceeds from the Offering totaled $38,700,000 before expenses. In August 2004 all of the Convertible Notes were exchanged for cash and interest payments totaling $2,344,000.

Our future capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. In order to maintain our rights under our licensing agreement with the University of Washington, we are obligated to make royalty payments to the University of Washington with respect to certain polymer materials technology. Nevertheless, we expect our cash requirements to increase at a rate consistent with revenue growth as we expand our activities and operations with the objective of commercializing our polymer materials technology.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that the $38.7 million net proceeds from our IPO, which was completed in July 2004 subsequent to the second quarter, along with revenues from our existing contractual relationships, will be sufficient to fund our operations for at least the next twelve months. However, over time we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Such financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

RISK FACTORS

Risks Relating to Lumera’s Business

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential products. As a result of these activities, we incurred net losses of $2.9 million from inception through December 31, 2000, $9.6 million in 2001, $8.7 million in 2002, $8.1 million in 2003, and $2.8 million in the six months ended June 30, 2004. We anticipate that we will continue to incur operating losses through at least the year ending December 31, 2004. As of June 30, 2004, we had an accumulated deficit of $32.1 million.

We may not be able to generate significant additional revenue either through development contracts from the U.S. government or government subcontractors or through customer contracts for our potential products or technologies. We expect to continue to make significant operating and capital expenditures for research and development and to improve and expand production, sales, marketing and administrative systems and processes. As a result, we will need to generate significant additional revenue to achieve profitability. We cannot assure you that we will ever become profitable.

We are subject to the risks frequently experienced by early stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

•	establish product sales and marketing capabilities;

•	establish and maintain markets for our potential products;

•	identify, attract, retain and motivate qualified personnel;

•	continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using polymer materials;

•	develop expanded product production facilities and outside contractor relationships;

•	maintain our reputation and build trust with customers; and

•	improve existing and implement new transaction-processing, operational and financial systems.

If we do not successfully address these risks, our business could suffer. In addition, while evolving from a research and development company into a commercial manufacturer we may not be able to:

•	scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;

•	contract for or develop the internal skills needed to master large volume production of our products; and

•	fund the capital expenditures required to develop volume production due to the limits of our available financial resources.

We are entering new markets, and if we fail to accurately predict growth in these new markets, we may suffer substantial losses.

We are devoting significant resources to the development of products and the support of marketing and sales efforts in new markets, such as the WiFi market and the disposable biochip market. We expect to continue to seek to identify and develop products for new markets. New markets change rapidly and we cannot assure you that they will grow or that we will be able to accurately forecast market demand, or lack thereof, in time to respond appropriately. Our investment of resources to develop products for these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses. In addition, as we enter new markets, there is a significant risk that:

•	the market may not accept the price and/or performance of our products;

•	there may be issued patents we are not aware of that could block our entry into the market or could result in excessive litigation; and

•	the time required for us to achieve market acceptance of our products may exceed our capital resources which would require additional investment.

The establishment and maintenance of original equipment manufacturer and other collaborative relationships is critical to the success of our business.

We expect to sell many of our products to original equipment manufacturers (OEMs) or through potential industry partners. For example, we expect to offer antenna products in part through vendors of complete WiFi systems. Our ability to generate revenues depends significantly on the extent to which potential OEM customers and other potential industry partners develop, promote and sell systems that incorporate our products. Any failure by potential OEM customers and other potential industry partners to successfully develop and market systems that incorporate our products could adversely affect our sales. The extent to which potential

OEM customers and other industry partners develop, promote and sell systems incorporating our products is based on a number of factors that are largely beyond our ability to control.

Our future growth will suffer if we do not achieve sufficient market acceptance of our potential products.

We are developing nanotechnology-enabled polymer-based products. We do not know when a market for these potential products will develop, if at all. Our success depends, in part, upon our ability to gain market acceptance of our potential products. To be accepted, our potential products must meet the technical and performance requirements of our potential customers. The WiFi antenna and biochip markets are evolving rapidly and involve many competitors and competing technologies, and the optical communications industry is currently fragmented with many competitors developing different technologies. We expect that only a few of these technologies will ultimately gain market acceptance. Products based on polymer materials may not be accepted by OEMs and systems integrators of optical communications networks. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products. If the markets we are targeting fail to accept polymer-based products or determine that other products are superior, we may not be able to achieve market acceptance of our potential products.

Several of our potential products are still in the development stage or are being tested by potential customers. We cannot assure you that these customer tests will be successful or that they will result in actual sales of our potential products.

Achieving market acceptance for our potential products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by potential customers. We may be unable to offer products that compete effectively due to our limited resources and operating history. Also, certain large corporations may be predisposed against doing business with a company of our limited size and operating history. Failure to achieve broad acceptance of our products by potential customers and to compete effectively would harm our operating results.

Successful commercialization of our current and future products will require us to maintain a high level of technical expertise.

Technology in our target markets is undergoing rapid change. To succeed in our target markets, we will have to establish and maintain a leadership position in the technology supporting those markets. Accordingly, our success will depend on our ability to:

•	accurately predict the needs of our target customers and develop, in a timely manner, the technology required to support those needs;

•	provide products that are not only technologically sophisticated but are also available at a price acceptable to customers and competitive with comparable products;

•	establish and effectively defend our intellectual property; and

•	enter into relationships with other companies that have developed complementary technology into which our products may be integrated.

We cannot assure you that we will be able to achieve any of these objectives.

We expect some of our potential products to have long sales cycles, which may cause us to expend resources without an acceptable financial return and which makes it difficult to plan our expenses and forecast our revenues.

We expect some of our potential products to have long sales cycles that involve numerous steps, including initial customer contacts, specification writing, engineering design, prototype fabrication, pilot testing, regulatory approvals (if needed), sales and marketing and commercial manufacture. During this time, we may expend substantial financial resources and management time and effort without any assurance that product sales will result. The anticipated long sales cycle for some of our potential products makes it difficult to predict the quarter in which sales may occur. Delays in sales may cause us to expend resources without an acceptable financial return and make it difficult to plan expenses and forecast revenues.

We will require additional capital to continue to fund our operations. If we do not obtain additional capital, we may be required to substantially limit our operations.

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we will be able to fund our operations for at least the next twelve months. We will require additional capital to continue to fund our operations in future periods. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Such financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

We currently rely heavily on a small number of development contracts with the U.S. Department of Defense and government contractors. The termination or non-renewal of one or more of these contracts could significantly reduce our revenue.

In the first six months of 2004, 2003 and 2002, 100%, 99% and 100%, respectively, of our revenue was derived from performance on a limited number of development contracts with various agencies within the U.S. Department of Defense and with General Dynamics, a government subcontractor. Any significant disruption or deterioration of our relationships with either the Department of Defense or General Dynamics could significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and we expect they will be a significant percentage of our revenue for the foreseeable future.

Our development contracts with various agencies within the U.S. Department of Defense and with General Dynamics, a government subcontractor, require ongoing compliance with applicable federal procurement regulations. Violations of these regulations can result in civil, criminal or administrative proceedings involving fines, compensatory and punitive damages, restitution and forfeitures, as well as suspensions or prohibitions from entering into such development contracts. Also, the reporting and appropriateness of costs and expenses under these development contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an agency of the U.S. Department of Defense. Any failure to comply with applicable government regulations could jeopardize our development contracts and otherwise harm our business.

Some of our products in development are directed at the telecommunications and networking markets, which have recently been subject to overcapacity and slow growth or decline.

We are seeking to derive a substantial portion of our future sales from product sales in the telecommunications and networking markets, including sales of our WiFi antennas and our electro-optic devices. Developments that adversely affect the telecommunications or networking markets, including delays in traffic growth and changes in U.S. government regulation, could slow or halt our revenue growth from sales of our Accupath WiFi antennas and electro-optic modulators. Reduced spending and technology investment by telecommunications companies may make it more difficult for our products to gain market acceptance. Such companies may be less willing to purchase new technology such as ours or invest in new technology development when they have reduced capital expenditure budgets.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

Substantially all of our revenues to date have been generated from a limited number of development contracts with the U.S. government and government contractors. Because we intend to expand into commercial sales of our potential products, we are unable to accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

•	reductions or delays in funding of development programs involving new polymer materials technologies by the U.S. government;

•	additions of new customers;

•	fluctuating demand for our potential products and technologies;

•	announcements or implementation by our competitors of technological innovations or new products;

•	the status of particular development programs and the timing of performance under specific development agreements;

•	timing and amounts relating to the expansion of our operations; or

•	costs related to possible future acquisitions of technologies or businesses.

Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. We expect to continue to make significant operating and capital expenditures in the area of research and development and to invest in and expand production, sales, marketing and administrative systems and processes. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses are not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

In one or more future quarters, our results of operations may fall below the expectations of investors and the trading price of our common stock may decline as a consequence. We believe that quarter-to-quarter comparisons of our operating results will not be a good indication of our future performance and should not be relied upon to predict the future performance of our stock price. In the past, companies that have experienced volatility in the market price of their stock have often been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We cannot predict the pace of marketable products we may generate, and any inability to generate a sufficient number of marketable products would reduce our revenues and harm our business.

Our future revenues and profitability are dependent upon our ability to create marketable products, whether through our own research and development efforts or through collaborations with customers or industry partners. Because of the inherently uncertain nature of research and development activities, we cannot predict the pace of new product introductions. We must undertake additional research and development before we are able to develop additional products for commercial sale. Product development delays by us or potential product development partners, or the inability to enter into relationships with these potential partners, may delay or prevent us from introducing products for commercial sale. In addition, our product candidates may not result in products having the commercial potential we anticipate. Any of these factors could reduce our potential commercial sales and lead to inability to generate revenue and attain profitability.

The failure to compete successfully could harm our business.

We expect to face competitive pressures from a variety of companies in each of our target markets. Some of our present and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, manufacturing and human resources, name recognition and experience than we have. As a result, these competitors may:

•	succeed in developing products that are equal to or superior to our potential products or that will achieve greater market acceptance than our potential products;

•	devote greater resources to developing, marketing or selling their products;

•	respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or potential products obsolete;

•	introduce products that make the continued development of our potential products uneconomical;

•	obtain patents that block or otherwise inhibit our ability to develop and commercialize our potential products;

•	withstand price competition more successfully than we can;

•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers; and

•	take advantage of acquisitions or other opportunities more readily than we can.

The failure to compete successfully against these existing or future competitors could harm our business.

We may be unable to establish sales and marketing capabilities necessary to successfully commercialize our potential products.

We currently have limited sales and marketing capabilities. To date, we have relied on sales and marketing leadership from our Chief Executive Officer, Mr. Mino, and Chief Technology Officer, Dr. Petcavich, with two managers supporting them and our recently hired Vice President of Sales and Marketing, Mr. Lykken. We will need to either hire more sales personnel with expertise in the markets we intend to address or contract with others to provide for sales support. Although our potential products are all based on our polymer materials technology, the potential products themselves address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ. We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our potential products. Co-promotion or other marketing arrangements with others to commercialize products could significantly limit the revenues we derive from these products, and these parties may fail to commercialize such products successfully.

We may be unable to obtain effective intellectual property protection for our potential products and technology.

Our intellectual property, or any intellectual property that we have or may acquire, license or develop in the future, may not provide meaningful competitive advantages. Our patents and patent applications, including those we license, may be challenged by competitors, and the rights granted under such patents or patent applications may not provide meaningful proprietary protection. For example, we are aware of numerous patents held by third parties that relate to polymer materials, WiFi antennas, biochips and electro-optic devices. These patents could be used as a basis to challenge the validity or limit the scope of our patents or patent applications. A successful challenge to the validity or limitation of the scope of our patents or patent applications could limit our ability to commercialize our polymer materials technology and, consequently, reduce our revenues.

Moreover, competitors may infringe our patents or those that we license, or successfully avoid these patents through design innovation. To combat infringement or unauthorized use, we may need to resort to litigation, which can be expensive and time-consuming and may not succeed in protecting our proprietary rights. In addition, in an infringement proceeding a court may decide that our patents or other intellectual property rights are not valid or are unenforceable, or may refuse to stop the other party from using the intellectual property at issue on the ground that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect these rights as fully as the laws of the United States.

We also rely on the law of trade secrets to protect unpatented technology and know-how. We try to protect this technology and know-how by limiting access to those employees, contractors and strategic partners with a need to know this information and by entering into confidentiality agreements with these parties. Any of these parties could breach the agreements and disclose our trade secrets or confidential information to our competitors, or these competitors might learn of the information in other ways. Disclosure of any trade secret not protected by a patent could materially harm our business.

We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.

Third parties may claim that our potential products or related technologies infringe their patents. Any patent infringement claims brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. Even if we are able to obtain rights to a third party’s patented intellectual property, these rights may be non-exclusive, and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

If our potential products infringe the intellectual property rights of others, we may be required to indemnify customers for any damages they suffer. Third parties may assert infringement claims against our current or potential customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of these customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, we may be unable to continue selling such products.

The technology we license from the University of Washington may be subject to government rights and retained rights.

We license technology from the University of Washington under a sponsored research agreement, pursuant to which we fund research at the university. The University of Washington also accepts research funds from various U.S. government agencies. Under these government funding arrangements, if the research that we fund is not kept separate from the research funded by the government agency, the government agency may obtain rights over the technology that we have developed and licensed, including the right to require that a compulsory license be granted to one or more third parties selected by the government agency. We cannot guarantee that the university will keep the research that we fund separate from that funded by U.S. government agencies.

The University of Washington has retained certain rights under its licensing agreement with us, including the right to use the technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether the university limits its use of the technology to these uses, and we could incur substantial expenses to enforce our rights to this technology in the event of misuse.

The loss of our chief executive officer, or any inability to attract and retain additional personnel, could impair our ability to maintain or expand our business.

Our future success depends to a significant extent on the continued service of our key management personnel, particularly Thomas D. Mino, our chief executive officer. We do not maintain key person life insurance on any of our executive officers other than Mr. Mino and do not intend to purchase any in the future.

Our future success will also depend on our ability to attract, retain and motivate highly skilled personnel. In particular, we will need to hire a significant number of technical personnel. Competition for qualified personnel in the polymer materials industry is intense. If we fail to hire and retain a sufficient number of engineering, sales and technical personnel, we will not be able to maintain or expand our business. Approximately 35% of our employees, including approximately 45% of our chemists, materials scientists, electrical engineers, optical physicists and other technical professionals, are citizens of countries other than the United States. Although each of these employees has applied for status as a permanent resident of the United States, one or more of these applications may be denied and one or more of such employees may have to leave the United States. The loss of any of these key personnel could adversely affect our business.

If we fail to develop and maintain the quality of our manufacturing processes, our operating results would be harmed.

The manufacture of our potential products is a multi-stage process that requires the use of high-quality materials and advanced manufacturing technologies. Also, polymer-related device development and manufacturing must occur in a highly controlled, clean environment to minimize particles and other yield- and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of a product in a lot to be defective. If we are not able to develop and continue to improve on our manufacturing processes or to maintain stringent quality controls, or if contamination problems arise, our operating results would be harmed.

We are dependent on third parties to manufacture our current products and our revenues could decline if these third parties do not timely complete our orders and our reputation will suffer if we do not maintain high quality standards.

We have entered into manufacturing arrangements with a number of third party manufacturers and intend to enter into agreements with additional corporate partners, OEMs and other third parties. Currently, all of our WiFi products are assembled by third-party manufacturers. We contract with manufacturing companies to perform various portions of our product manufacturing, testing, assembly and shipping and purchase components to be used in our potential products from third-party vendors. If these third parties do not timely complete our orders, or do not properly manufacture our products, our reputation could be harmed, and our revenues could decline. We cannot assure you that we will be able to negotiate arrangements with these third parties on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot maintain our current relationships or establish new arrangements, we will require additional capital to undertake those activities on our own and will require manufacturing expertise that we do not currently possess and that may be difficult to obtain.

If we decide to make commercial quantities of products at our facilities, we will be required to make significant capital expenditures to increase capacity.

We lack the internal ability to manufacture products at a level beyond the stage of early commercial introduction. To the extent we do not have an outside vendor to manufacture our products, we will have to increase our internal production capacity and we will be required to expand our existing facilities or to lease or construct new facilities or to acquire entities with additional production capacities. These activities would require us to make significant capital investments and may require us to seek additional equity or debt financing. We cannot assure you that such financing would be available to us when needed on acceptable terms, or at all. If we are unable to expand internal production capacity on a timely basis to meet increases in demand, we could lose market opportunities for sales. Further, we cannot assure you that any increased demand for our potential products would continue for a sufficient period of time to recoup our capital investments associated with increasing our internal production capacity.

In addition, we do not have experience manufacturing our potential products in large quantities. In the event of significant demand for our potential products, large-scale production might prove more difficult or costly than we anticipate and lead to quality control issues and production delays.

We may not be able to manufacture products at competitive prices.

To date, we have produced limited quantities of products for research, development and demonstration purposes. The cost per unit for these products currently exceeds the price at which we could expect to profitably sell them. If we cannot substantially lower our cost of production as we move into sales of products in commercial quantities, our financial results will be harmed.

We conduct all of our operations at a single facility, and circumstances beyond our control may result in significant interruptions.

We conduct all of our research and development, internal manufacturing and management activities at a single facility in Bothell, Washington. A disaster such as a fire, flood, earthquake, volcanic eruption or severe storm at or near this facility could prevent us from further developing our technologies or manufacturing our potential products, which would harm our business.

We could be exposed to significant product liability claims that could be time-consuming and costly and impair our ability to obtain and maintain insurance coverage.

We may be subject to product liability claims if any of our potential products are alleged to be defective or harmful. Product liability claims or other claims related to our potential products, regardless of their outcome, could require us to spend significant time and money in litigation, divert our management’s time and attention from other business concerns, require us to pay significant damages, harm our reputation or hinder acceptance of our potential products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could impair our ability to commercialize our potential products.

If we fail to effectively manage our growth, our business could suffer.

Failure to manage our growth could harm our business. To date, substantially all of our activities and resources have been directed at the research and development of our technology and development of potential products. The transition from research and development to a vendor of products will require effective planning and management. In addition, future expansion will be expensive and will likely strain our management and other resources.

In order to effectively manage growth, we must:

•	continue to develop an effective planning and management process to implement our business strategy;

•	hire, train and integrate new personnel in all areas of our business; and

•	expand our facilities and increase our capital investments.

We cannot assure you that we will be able to accomplish these tasks effectively or otherwise effectively manage our growth.

We may be unable to effectively implement new transaction accounting, operational and financial systems.

We currently rely on Microvision, Inc. to provide various accounting, administrative and personnel services. However, we expect to transition these services in-house over the next twelve months. To manage the expected growth of our operations and personnel, we will be required to implement complex transaction accounting, operational and financial systems, procedures and controls and to retain personnel experienced in the use of these systems. Deficiencies in the design and operation of our systems, procedures and controls, including internal controls, could adversely affect our ability to record, process, summarize and report material financial information. We cannot assure you that our current and planned systems, procedures and controls will be adequate to support our future operations.

We are subject to regulatory compliance related to our operations.

We are subject to various U.S. governmental regulations related to occupational safety and health, labor and business practices. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alterations of our production processes, cessation of operations, or other actions, which could harm our business.

We may be unable to export our potential products or technology to other countries, convey information about our technology to citizens of other countries or sell certain products commercially, if the products or technology are subject to United States export or other regulations.

We are developing certain polymer-based products that we believe the United States government and other governments may be interested in using for military and information gathering or antiterrorism activities. United States government export regulations may restrict us from selling or exporting these potential products into other countries, exporting our technology to those countries, conveying information about our technology to citizens of other countries or selling these potential products to commercial customers. We may be unable to obtain export licenses for products or technology if necessary. We currently cannot assess whether national security concerns would affect our potential products and, if so, what procedures and policies we would have to adopt to comply with applicable existing or future regulations.

Our use of the name “Lumera” may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name.

Our use of the name “Lumera” may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name. In April 2004 we filed a trademark application with the U.S. Patent and Trademark Office to register the trademark “Lumera.” We are aware of a company that has also applied for a trademark for the name Lumera in connection with PC-based electromechanical controls for use in the control and operation of automation equipment. We may not receive approval of our trademark application for the name “Lumera,” and, even if the application is approved, the trademark may be challenged by third parties or invalidated. As a result of such infringement claims or challenges, we may incur significant expenses, pay substantial damages and be prevented from using the name “Lumera” unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all. Use of the name “Lumera” or similar names by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation.

We may incur liability arising from the use of hazardous materials.

Our business and our facilities are subject to a number of federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that we use or generate in our operations. Many of these environmental laws and regulations subject current or previous owners or occupiers of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or occupier knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were taken in compliance with the law. In our business, we use hazardous materials that are stored on site. We use various chemicals in our manufacturing process which may be toxic and covered by various environmental controls. The waste created by use of these materials is transported off-site by an unaffiliated waste hauler. Many environmental laws and regulations require generators of waste to take remedial actions at an off-site disposal location even if the disposal was conducted lawfully. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental laws and regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could severely harm our business. We cannot assure you that a claim, investigation or liability relating to environmental laws and regulations will not arise with respect to our activities.

Acquisitions or investments may be unsuccessful and may divert our management’s attention and consume significant resources.

We may in the future acquire or make investments in other businesses as well as products and technologies to complement our current business. Any future acquisition or investment may require us to use significant amounts of cash, make potentially dilutive issuances of equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the operations, technologies and personnel of acquired businesses;

•	diversion of our management’s attention from other business concerns;

•	unavailability of favorable financing for future acquisitions;

•	potential loss of key employees of acquired businesses;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	responsibility for liabilities of acquired businesses;

•	inability to maintain our standards, controls, procedures and policies; and

•	increased fixed costs.

We may not be able to keep up with rapid technological change.

The markets for WiFi antennas, biochips and optical communications devices have been characterized by rapidly changing technologies, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to further develop our polymer materials technologies and to cost effectively introduce products in a timely manner to meet evolving customer requirements and compete with competitors’ technology and product advances. We may not succeed in these efforts because of:

•	delays in product development;

•	lack of market acceptance for our products; or

•	lack of funds to invest in product development and marketing.

The occurrence of any of these factors could result in decreased revenues and otherwise harm our business.

Our plan to develop relationships with strategic partners may not be successful.

As part of our business strategy, we have developed relationships and entered into agreements with strategic partners, such as the University of Washington and Arizona Microsystems, to conduct research and development of technologies and products. We expect to continue to evaluate similar opportunities. For these efforts to be successful, we must identify partners whose competencies complement ours. We must also successfully enter into agreements with them on terms attractive to us, and integrate and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into agreements with acceptable partners or negotiating favorable terms in these agreements. Also, we may be unsuccessful in integrating the resources or capabilities of these partners. In addition, our strategic partners may prove difficult to work with or less skilled than we originally expected. If we are unsuccessful in our collaborative efforts, our ability to develop and market products could be severely limited.

As our business grows, if we need to establish global operations, we will be subject to various risks.

Many of the markets that we propose to address are global and may require us to conduct foreign operations, including the establishment of sales, manufacturing and possible research and development facilities in other countries. While the specific risks that will apply to these activities would depend on the circumstances, we could become subject to risks relating to foreign currency fluctuations, political and social unrest, local regulatory systems and varying standards for the protection of intellectual property. The existence of any of these risks will complicate our business and may lead to unexpected and adverse effects on our business. If we are required to conduct significant foreign operations, we will also need expertise in such operations, which we do not presently have.

Insiders have substantial control over us.

Our principal stockholders, directors and executive officers and entities affiliated with them beneficially own approximately 46% of the outstanding shares of our common stock. As a result, these stockholders, if they were to act together, would be able to control or significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. The concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Microvision owns more than 33% of our common stock, and may be able to exert substantial control over our business.

Microvision currently owns securities representing more than 33% of our voting securities. Two of our four current directors, including the Chairman of our board of directors, are also directors of Microvision. Our interests may not always be aligned with Microvision’s. We do not have formal guidelines for dealing with potential conflicts of interest, but will address any such conflicts on a case by case basis. We intend to appoint additional independent directors. However, Microvision will continue to have the ability to exert considerable influence over our direction for the foreseeable future.

Microvision provides us certain services, including administrative support and information services. In 2002 we paid Microvision approximately $108,000 and in 2003 we paid Microvision approximately $114,000 for such services, and we expect to pay Microvision approximately $100,000 in 2004.

Our limited operating history makes financial forecasting difficult for us and for others that may publish estimates of our future financial results.

As a result of our limited operating history, it is difficult to accurately forecast our revenue and results, including product sales and government contract revenue, cost of revenue, research and development expenses, marketing, general and administrative expenses and other financial and operating data. We have a limited amount of meaningful historical financial data upon which to base projected revenue or expenses. We base our current expense levels and estimates of future expense levels on our operating plans and estimates of future revenue, and our future expenses will be dependent in large part upon our future levels of product sales. Sales and results are difficult to forecast because we do not currently have any commercial customers, we are uncertain of the extent of orders for our products and the mix, volume and timing of any such orders, and we are uncertain of the receipt of and extent of performance under government contracts. As a result, we may be unable to make accurate financial forecasts of revenue or expenses. Financial analysts and others that may seek to project our future performance face similar difficulties. This inability to accurately forecast our revenue and expenses could cause our financial results to differ materially from any projected financial results and could cause a decline in the trading price of our common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our cash equivalents and investment securities are at fixed interest rates, and as such, the fair value of these instruments is affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, however, we believe that the market risk arising from our holdings of these financial instruments is not material.

Our investment policy restricts investments to ensure principal preservation and liquidity. We invest cash that we expect to use within approximately sixty days in U.S. treasury-backed instruments. We invest cash in excess of sixty days of our requirements in high-quality investment securities. The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high-grade securities generally with maturities of three years or less.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 22, 2004, the company’s registration statement on Form S-1 (commission file number 333-115650) registering the offer and sale of shares of its common stock, $0.001 par value per share, was declared effective by the SEC. The offering commenced on July 23, 2004 and the company sold all of the shares registered under the registration statement. Immediately prior to the completion of the offering, all of our outstanding preferred stock and class B common stock was converted into common stock. Paulson Investment Company, Inc. was the representative for the underwriters of the offering. The company sold 6,000,000 shares of common stock in the offering for an aggregate offering price of $41.7 million. In connection with the offering, the company incurred expenses through June 30, 2004 of approximately $977,000 and paid underwriting discounts and commissions of approximately $3.0 million. The net proceeds to the company after underwriting discounts and expenses were approximately $38.7 million. As of the date hereof, Lumera Corporation has used approximately $2.4 million of the net proceeds to repay outstanding convertible promissory notes whose holders did not elect to convert upon the completion of the offering. A payment of $100,000 has been made to Richard Rutkowski, one of our directors and the chief executive officer and a director of Microvision, for various consulting services.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not have an annual meeting of shareholders this year. There were, however, a number of written consents in lieu of meetings of shareholders. The following votes were taken in a consent dated May 19, 2004:

•	The approval of the reincorporation by merger of the Company from Washington to Delaware, and the waiver of any notice requirements in connection with such merger and reincorporation.

The following votes were taken in a consent dated July 1, 2004:

•	The approval and adoption of the Company’s amended and restated certificate of incorporation in connection with the Company’s initial public offering.

•	The approval and adoption of the Company’s amended and restated by-laws in connection with the Company’s initial public offering.

•	The approval and adoption of an amendment to the Company’s 2000 Stock Option Plan.

•	The approval and adoption of the Company’s 2004 Equity Incentive Plan.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMERA CORPORATION

Date: August 13, 2004	/s/ Thomas Mino
Thomas Mino
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2004	/s/ Lora Tarabeih
Lora Tarabeih
Treasurer and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed.

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002