Form 10-Q
period 2004-09-30
LUMERA CORP
filed 2004-11-15
CIK 1137399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

As of November 1, 2004, 16,523,680 shares of the Company’s common stock, $0.001 par value, were outstanding.

Page
PART I FINANCIAL INFORMATION
Item 1 - Financial Statements (unaudited)

Condensed Balance Sheets as of September 30, 2004 and December 31, 2003	3

Condensed Statements of Operations for the three and nine months ended September 30, 2004 and 2003	4

Condensed Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit) for the period from January 1, 2003 to September 30, 2004	5

Condensed Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	6

Notes to Condensed Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	42

Item 4 - Controls and Procedures	42

PART II OTHER INFORMATION

Item 1 - Legal Proceedings	43

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	43

Item 6 - Exhibits and Reports on Form 8-K	44

LUMERA CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$8,183,000	$560,000
Investment securities, available-for-sale, current	9,081,000	—
Accounts receivable, net of allowances	28,000	151,000
Costs and estimated earnings in excess of billings on uncompleted contracts	155,000	166,000
Prepaid stock-based research costs	—	159,000
Other current assets	487,000	55,000

Total current assets	17,934,000	1,091,000

Investment securities, available-for-sale, long-term	15,831,000	—
Property and equipment, net	2,074,000	2,867,000
Other assets	—	100,000

TOTAL ASSETS	$35,839,000	$4,058,000

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$509,000	$159,000
Payable to related party	45,000	42,000
Current portion of research liability	27,000	—
Accrued liabilities	1,214,000	576,000

Total current liabilities	1,795,000	777,000

Research liability	—	1,948,000
Other long-term liabilities	—	16,000

Total liabilities	1,795,000	2,741,000

COMMITMENTS AND CONTINGENCIES (Note 7)	—	—

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
Mandatorily redeemable convertible preferred stock, no par value, 5,500,000 shares authorized; 0 and 3,735,025 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	27,206,000

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 120,000,000 shares authorized; 16,523,680 shares issued and outstanding at September 30, 2004	70,372,000	—
Class A Common stock, no par value, 20,000,000 shares authorized; 802,414 shares issued and outstanding at December 31, 2003	—	3,361,000
Class B Common stock, no par value, 10,000,000 shares authorized; 5,370,000 issued and outstanding at December 31, 2003	—	105,000
Deferred stock-based compensation	(977,000)	(31,000)
Accumulated other comprehensive gain (loss)	(27,000)	—
Accumulated deficit	(35,324,000)	(29,324,000)

Total shareholders’ equity (deficit)	34,044,000	(25,889,000)

TOTAL LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)	$35,839,000	$4,058,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	$292,000	$676,000	$896,000	$1,441,000
Cost of revenue	164,000	373,000	546,000	756,000

GROSS PROFIT	128,000	303,000	350,000	685,000

Research and development expense	1,592,000	1,886,000	2,662,000	5,926,000
Marketing, general and administrative expense	1,513,000	268,000	3,404,000	889,000

Total operating expenses	3,105,000	2,154,000	6,066,000	6,815,000

Loss from operations	(2,977,000)	(1,851,000)	(5,716,000)	(6,130,000)

Interest income	63,000	3,000	64,000	37,000
Interest expense	(262,000)		(348,000)
Realized gain on sale of investment securities	—	—	—	39,000

Net loss	(3,176,000)	(1,848,000)	(6,000,000)	(6,054,000)

Deemed dividend upon issuance of mandatorily redeemable convertible preferred stock	—	—	(500,000)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,176,000)	$(1,848,000)	$(6,500,000)	$(6,054,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.24)	$(0.30)	$(0.75)	$(0.98)

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	13,485,804	6,172,400	8,627,996	6,172,400

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

C ONDENSED STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2004

(Unaudited)

			Shareholders’ Equity (Deficit)
			Common Stock				Deferred Stock-based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Mandatorily Redeemable Convertible Preferred Stock		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2003	2,400,000	24,603,000	802,000	$3,325,000	5,370,000	$105,000	$—	$—	$(21,241,000)	$(17,760,000)
Issuance of mandatorily redeemable convertible preferred stock for cash, net of issuance costs of $67,000	1,335,000	2,603,000	—	—	—	—	—	—	—	—
Issuance of options for services			—	36,000			(36,000)			—
Amortization of deferred compensation	—	—	—	—	—	—	13,000	—	—	13,000
Other comprehensive income								(59,000)		(59,000)
Net loss	—	—	—	—	—	—	—	—	(8,083,000)	(8,083,000)

Balance at December 31, 2003	3,735,000	27,206,000	802,000	3,361,000	5,370,000	105,000	(31,000)	—	(29,324,000)	(25,889,000)
Issuance of mandatorily redeemable convertible preferred stock and related beneficial conversion feature	250,000			500,000						500,000
Deemed dividend related to beneficial conversion feature	—	500,000	—	(500,000)	—	—	—	—	—	(500,000)
Issuance of Common Stock, net of offering costs of $1,995,000	—	—	6,328,000	36,736,000	—	—	—	—	—	36,736,000
Conversion of mandatorily redeemable convertible preferred stock and Common B to Common Stock	(3,985,000)	(27,706,000)	9,355,000	27,811,000	(5,370,000)	(105,000)				27,706,000
Deferred compensation related to options issued				2,032,000			(2,032,000)			—
Issuance of stock options to non-employees				486,000						486,000
Deemed dividend to Microvision related to options issued to Microvision employee	—	—	—	(272,000)	—	—	—	—	—	(272,000)
Value of warrants issued in connection with convertible notes				301,000						301,000
Reversal of deferred compensation expense for cancelled options	—	—	—	(83,000)	—	—	83,000	—	—	—
Proceeds from Warrants exercised			39,000	—						—
Amortization of deferred compensation	—	—	—	—	—	—	1,003,000	—	—	1,003,000
Other comprehensive income								(27,000)		(27,000)
Net loss	—	—	—	—	—	—	—	—	(6,000,000)	(6,000,000)

Balance at September 30, 2004	—	$—	16,524,000	$70,372,000	$—	$—	$(977,000)	$(27,000)	$(35,324,000)	$34,044,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net loss	$(6,000,000)	$(6,054,000)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	894,000	890,000
Noncash expenses related to issuance of stock, options and amortization of deferred compensation	1,478,000	769,000
Realized gain on sale of investment securities	—	(39,000)
Interest on notes payable	301,000	—
Change in
Accounts receivable	123,000	(274,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	11,000	(43,000)
Other current assets	(432,000)	51,000
Other assets	100,000	67,000
Accounts payable	62,000	127,000
Payable to related party	3,000	39,000
Accrued liabilities	520,000	301,000
Research liability	(1,921,000)	627,000

Net cash used in operating activities	(4,861,000)	(3,539,000)

Cash flows from investing activities
Sales of investment securities	—	2,409,000
Purchases of investment securities	(24,939,000)	—
Purchases of property and equipment	(101,000)	(376,000)

Net cash provided by (used in) investing activities	(25,040,000)	2,033,000

Cash flows from financing activities:
Proceeds from issuance of convertible notes	2,300,000	—
Principal payments on convertible notes	(2,300,000)	—
Net proceeds from issuance of common stock	37,024,000	—
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	500,000	1,862,000

Net cash provided by financing activities	37,524,000	1,862,000

Net increase in cash and cash equivalents	7,623,000	356,000
Cash and cash equivalents at beginning of period	560,000	687,000

Cash and cash equivalents at end of period	$8,183,000	$1,043,000

Supplemental schedule of non cash investing and financing activities
Value assigned to warrants issued in connection with convertible note	$301,00	$—

Unrealized loss in investment securities, available-for-sale	$(27,000)	$—

Accrued offering costs included in accounts payable	$288,000	$—

Accrued liability for non-cash stock compensation	$118,000	$—

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Lumera Corporation (“Company”) was incorporated on January 7, 2000 (“Inception”) under the laws of the state of Washington and reincorporated in 2004 under the laws of the state of Delaware. The Company was a formerly majority owned subsidiary of Microvision, Inc. (“Microvision”). The Company was established to develop, manufacture and market devices using proprietary polymer materials. Until December 31, 2003, the Company was considered to be in the development stage. In early 2004, the Company commercialized the devices for potential wireless networking and optical networking applications and had largely completed financial planning, establishing sources of supply, acquiring plant and equipment and recruiting personnel. Therefore, Lumera was considered to have exited the development stage in 2004. On July 28, 2004 the Company completed its initial public offering (“IPO”) of 6.0 million shares of common stock at an offering price of $6.95 per share, raising proceeds of $38.7 million before expenses.

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

Management believes, these unaudited condensed financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our financial position as of September 30, 2004, the results of operations for the three and nine month periods ended September 30, 2004 and 2003, and the cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

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

Revenue Recognition – Revenue has primarily been generated from research and development cost-reimbursement contracts for the United States government. Revenue on such contracts is recorded using the percentage-of-completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured.

Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. The Company evaluates the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

All of the Company’s current and prior contracts with the government, which accounted for substantially all of the Company’s revenues since 2001, have been or are cost plus fixed fee type contracts. Under the terms of a cost plus fixed fee contract, the United States government reimburses the Company for actual direct and indirect costs incurred in performing the contracted services. The Company is under no obligation to spend more than the contract value to complete the contracted services. In addition, completion of the contracted services is generally on a best efforts basis. If the services are not completed, the government has the option to negotiate a follow-on contract to complete the services or to not pursue the services further with the Company. Contract deliveries consist of monthly financial reports, periodic technical reports and any devices if they have been successfully fabricated. There are no contractual provisions for repayments of any amounts already disbursed to date under these contracts.

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to a customer because the amounts were not contractually billable at the balance sheet date.

Cash, Cash Equivalents, and Investments Securities – We consider all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less to be cash equivalents. Management determines the appropriate classification of investment securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income in stockholders’ equity. These investments are presented as current assets as management expects to use them within one year in current operations even though some have scheduled maturities of greater than one year. Interest, dividends and realized gains and losses are included in interest and other income. Realized gains and losses are recognized based on the specific identification method.

Investment securities, which are classified as available-for-sale, are summarized as follows as of September 30, 2004: summarized as follows as of September 30, 2004:

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Government debt securities	$10,460,000	$1,000	$(10,000)	$10,451,000
Corporate debt securities	14,465,000	13,000	(31,000)	14,447,000

Total available for sale securities	$24,925,000	$14,000	$(41,000)	$24,898,000

The Company had no investment securities as of December 31, 2003.

The following table summarized the components of the cash and cash equivalents as of the period indicated:

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$5,191,000	$560,000
Corporate debt securities and other	2,992,000	—

Total cash and cash equivalents	$8,183,000	$560,000

The Company had no net realized gains (losses) on investment securities for the period ending September 30, 2004 and $39,000 for the period ended September 30, 2003.

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

For employee stock options granted prior to the Company’s initial public offering (“IPO”) in July 2004, the fair value for these options was estimated at the date of grant using the minimum value method. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net loss available to common shareholders, as reported	$(3,176,000)	$(1,848,000)	$(6,500,000)	$(6,054,000)

Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	262,000	1,000	1,020,000	4,000
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	(629,000)	(3,000)	(1,837,000)	(9,000)

Net loss available to common shareholders, pro forma	$(3,543,000)	$(1,850,000)	$(7,317,000)	$(6,059,000)

Net loss per share, as reported (basic and diluted)	$(0.24)	$(0.30)	$(0.75)	$(0.98)

Net loss per share, pro forma (basic and diluted)	$(0.26)	$(0.30)	$(0.85)	$(0.98)

The value of each option granted is estimated on the date of grant using the minimum value method with the following weighted average assumptions:

	September 30,
	2004	2003
Risk-free interest rate	3.6%	3.5%
Expected life (in years)	5.51	6.50
Dividend yield (%)	0%	0%
Volatility (%)	82.5%	82.5%

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

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include Series A and Series B convertible preferred stock, options and warrants to purchase Class A common stock, and warrants to purchase Series A convertible preferred stock. Total common stock options and common stock warrants not included in the calculation of diluted earnings per share were 1,827,080 and 947,680 for September 30, 2004 and 2003, respectively.

Comprehensive Loss – Comprehensive loss consists of net loss and other comprehensive gain/loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on the Company’s investments are included in accumulated other comprehensive loss.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss	$(3,176,000)	$(1,848,000)	$(6,000,000)	$(6,054,000)
Other comprehensive income (loss) - Unrealized gain (loss) on investment securities, available-for-sale:
Unrealized holding gains (losses) arising during period	(27,000)	(1,000)	(27,000)	(20,000)
Less: Reclassification adjustment for gains realized in net loss	—	—	—	(39,000)

Net unrealized gain (loss)	(27,000)	(1,000)	(27,000)	(59,000)

Comprehensive loss	$(3,203,000)	$(1,849,000)	$(6,027,000)	$(6,113,000)

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

In 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) issued a position document on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-01), which is meant to provide clarity and consistency in the determination of an other-than temporary impairment of investments. In September 2004, EITF 03-01-1 was issued and deferred the effective date of this position document but maintained the disclosure requirement of EITF 03-01 for paragraphs 21 and 22. The adoption of this statement has not had material impact on the results of operations or the financial position of the Company.

3. RELATED PARTY - MICROVISION (FORMER PARENT OF LUMERA)

Since its inception thru the completion of the IPO, the Company has been a subsidiary of Microvision. At September 30, 2004 and December 31, 2003, Microvision had the following ownership interests in the Company:

	September 30, 2004	December 31, 2003
Class B common stock		87.5%
Series A convertible preferred stock		11.0%
Series B convertible preferred stock		32.5%
Common stock	32.9%

At December 31, 2003 assuming conversion of all outstanding shares of Series A preferred, Series B preferred stock and Class B common stock into common stock, Microvision owned approximately 52% of the Company’s outstanding common stock. Following completion of the Company’s IPO in July 2004, Microvision’s ownership percentage is approximately 33%.

A summary of charges from Microvision to the Company for each period is as follows (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Rent	$81,000	$81,000	$239,000	$235,000
Allocated Services	13,000	12,000	42,000	40,000
Fees	15,000	15,000	45,000	45,000

Total	$109,000	$108,000	$326,000	$320,000

The Company entered into a sublease agreement with Microvision for its corporate facilities at a base rate of approximately $21,000 per month, plus common area charges, effective January 1, 2004 through April 2006.

The Company pays direct labor and related fringe costs, and other direct expenses on a monthly basis but also pays Microvision a $5,000 per month fee to reimburse for all other charges not directly incurred.

4. SHAREHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock – In August through October 2003, the Company raised $2,670,000 (before issuance costs of $67,000) from the sale of 1,335,025 shares of Series B convertible preferred stock to private investors. In March 2004, the Company raised cash proceeds of $500,000 from the sale of 250,000 shares of Series B convertible preferred stock to private investors. The conversion price of the Series B convertible preferred stock issued was less than the fair value of the Class A common stock on the issuance date. As a result, the Company recorded a $500,000 beneficial conversion feature upon issuance of the preferred stock. This amount was immediately recorded as a deemed dividend to preferred shareholders because the Series B preferred stock was immediately convertible into Class A common stock.

Arizona Microsystems, L.L.C. warrants exercised – In October 2002, the Company issued a warrant to purchase 164,000 shares of Class A common stock at an exercise price of $3.65 per share to Arizona Microsystems, L.L.C. for use of certain technology. Warrants to purchase a total of 82,000 common shares were exercised in a cashless transaction for 38,935 common shares in July 2004. The warrant underlying the remaining 82,000 common shares expired at that date.

5. STOCK BASED COMPENSATION

In March 2004, the Company granted options to purchase 415,000 shares of Class A common stock to Company employees and directors with a weighted-average exercise price of $2.00. In April 2004, the Company granted options to purchase 156,650 shares of Class A common stock to Company employees with a weighted-average exercise price of $2.00. In July 2004, the Company granted options to purchase 78,250 shares of Common Stock to Company employees with a weighted-average exercise price of $3.76. The exercise prices of these options were deemed to be below the fair value of the common stock at the date of issue. In addition, the

Company granted options to purchase 65,000 shares of Class A common stock to a Microvision employee. These options have been accounted for as a dividend to Microvision and recorded at their fair value of $272,000, in accordance with the guidance in EITF Issue No. 00-23 Issue 21, Options Granted to Employees of Entities under Common Control. In August 2004, the Company granted options to purchase 195,000 shares of Common Stock to Company employees and directors with a weighted-average exercise price of $5.80. In August 2004, the Company granted options to purchase 35,000 shares of Common Stock to two consultants with a fair value of $5.80, fully vested at date of grant.

A summary of stock compensation expense for each period is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Employees	$201,000	$1,000	$420,000	$4,000
Directors	61,000	—	600,000	—
Third Party	16,000	12,000	365,000	12,000

	$278,000	$13,000	$1,385,000	$16,000

Component of:

Research and development	$(42,000)	$12,000	$309,000	$14,000
Marketing, general and administrative	320,000	1,000	1,076,000	2,000

	$278,000	$13,000	$1,385,000	$16,000

Compensation expense in the three months ended September 30, 2004 was negative as a result of the cancellation of a warrant issued to a non-employee, for which compensation had been recognized on an accelerated basis as required.

6. CONVERTIBLE NOTES PAYABLE

In April 2004, the Company received cash proceeds from the issuance of convertible promissory notes in the aggregate principal amount of $2,300,000. The notes accrued interest at a rate of 6.5% per annum and were payable on demand at the earlier of March 31, 2005 or upon the closing of an underwritten public offering of the Company’s common stock. The principal amount and any accrued but unpaid interest in respect of each note was convertible at any time, at the option of the holder, into shares of the Company’s Class A common stock. The conversion price is stated as the lesser of $6.00 per share of common stock or the price per share offered to the public in any underwritten IPO of the Company’s common stock.

In connection with the sale of these convertible notes, the Company also issued warrants to purchase shares of common stock. The number of shares is based on a formula based on the exercise price of the warrant and the face amount of the holder’s convertible note. The exercise price of the warrants is equal to the lesser of $7.20 per share or 120% of the price per share offered to the public in any underwritten IPO of the Company’s common stock. All of the warrants are exercisable on the date of grant and expire in April 2009. The value of the warrants granted was estimated to be approximately $344,000 using the Black Scholes option pricing model. The Company allocated the proceeds to the convertible note and warrant based on their relative fair value. The relative fair value of the warrants of $301,000 was treated as a debt issuance cost and was being amortized to interest expense over the one-year term of the debt.

Upon completion of the Company’s IPO in July 2004 the notes became due and payable. All of the noteholders elected to receive cash payments, which resulted in principal and interest payments totaling $2,344,000 were made in August 2004. The unamortized debt issuance costs were recognized immediately as interest expense at this time.

7. COMMITMENTS AND CONTINGENCIES

In April 2004, the Company and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that requires payments of $125,000 for quarters ending March 31, 2004 and September 30, 2004 and eliminated a contingent payment of $2,000,000 that had been due in April 2004. For each of the quarters ending September 30, 2004 and December 31, 2004, the Company is required to pay $250,000. The agreement will terminate in 2005 after payments of $375,000 are made in the quarters ending March 31, 2005 and September 30, 2005. Total payments under the Sponsored Research Agreement will be $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

Subsequent to each amendment to the original agreement, the Company prospectively adjusted the amortization of the research payments to account for the extended period over which the payments will be made and services provided. As a result of these adjustments, the Company had cumulatively recognized expenses in excess of payments made of $1,948,000 at December 31, 2003, and $28,000 at June 30, 2004.

The following table summarizes payments made and expense recorded during the three and nine months ending September 30, 2004 and 2003:

		Expense (Benefit) Recognized
(in thousands)	Payments Made	Sponsored Research	Optical Materials	Minimum Royalty	Expense Recorded on Payments	Amortization of Stock	Total Expense Recorded
Three months ended
September 30, 2004	$413	$324	$—	$19	$343	$—	$$343
September 30, 2003	1,006	525	75	19	619	251	870

Nine months ended
September 30, 2004	$531	(1,545)	50	56	(1,439)	159	(1,280)
September 30, 2003	1,250	1,627	225	56	1,908	752	2,660

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

Overview

Lumera Corporation was established in early 2000 as a majority-owned subsidiary of Microvision, Inc. We develop proprietary polymer materials and are developing products based on these materials for a broad range of applications. We design and synthesize polymer materials at the molecular level—using our expertise in nanotechnology, which is the development of products and production processes at a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter)—to optimize their electrical, optical and surface properties. We use these materials to improve the design, performance and functionality of products for use in biochemical analysis in optical communications networks and wireless antennas and systems. We believe we have developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology.

From inception through 2003, we have concentrated primarily on the development of our technology and potential products. To date, substantially all of our revenues have come from contracts to develop custom-made electro-optic materials and devices for government agencies. As we transition to a product-based company we expect to record both revenue and expense from product sales, to incur increased costs for sales and marketing and to increase general and administrative expense. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

We are developing products for three distinct markets which we believe address significant market opportunities, including biotechnology disposables, electro-optic devices and wireless antennas and systems. We have not yet generated commercial sales of its products in any of these markets.

The status of Lumera’s product commercialization efforts in each of these markets is summarized below:

Biotechnology Disposables

We are developing various disposable biochips that are fabricated with a proprietary polymer coating and process. Delays in product testing efforts by a prospective customer have slowed our plan to begin pilot production orders of our biochips used in DNA analysis. We continue to work with prospective customers and currently expect that pilot production of our biochips could begin in early 2005. We are currently investigating applying our materials in the area of protein analysis for use in detection devices and related biochip disposables which will enable researchers to isolate protein samples for testing.

Electro-Optic Devices

We recently announced a new polymer material with improved electro-optic properties that we believe will lead to substantial opportunities in the commercial and government markets. We have supplied samples of this material to multiple government agencies and potential partners in the semiconductor and telecommunications industries. The applications for this advanced material include electro-optic components such as modulators and ring oscillators, polymer electronics such as high performance diodes and transistors, and optical interconnects for high speed (greater than 20 billion cycles per second) inter and intra semiconductor chip communication.

We recently acquired exclusive rights to a flexible polymer modulator design and process from the University of Southern California that has the potential to increase revenue from military and high volume metro access telecom applications.

During the 4th quarter of 2004 we expect to deliver high speed, low power modulators to a U.S. government agency under an existing contract, which could result in additional dollars being allocated to this project by the funding agency during 2005.

Wireless Antennas and Systems

Over the last several months, we have re-evaluated our plans to start production of 2.4 and 5.2 GHz Wi-Fi antennas. After reviewing recent market data, we developed a new product strategy that refocuses resources on our “smart antenna” applications, which feature polymer-based technology that provides electronic rather than mechanical beam steering. Our smart antenna has no moving parts, which we expect will improve its accuracy and durability compared to antennas that use mechanical beam steering. We will have smart antenna prototypes available for test marketing in early 2005. We have not yet begun commercial production of smart antennas.

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

Research and Development Expense. A significant portion of our research and development expense through March 31, 2004 relate to cash payments and a grant of common stock pursuant to agreements with the University of Washington. We expect to continue to incur substantial research and development expense to develop commercial products using polymer materials technology. These expenses could increase as a result of continued development and commercialization of our polymer materials technology subcontracting work to potential development partners, expanding and equipping in-house laboratories, acquiring rights to additional technologies, hiring additional technical and support personnel and pursuing other potential business opportunities.

Marketing, General and Administrative Expense. Marketing, general and administrative expense consists primarily of compensation and support costs for management and administrative staff, and for other general administrative, corporate governance and regulatory compliance costs.

We are transitioning away from our current intercompany arrangement with Microvision under which we obtain certain executive, investor relations, accounting and finance, legal, human resources, information systems and facilities services. This requires us to create our own infrastructure, including operational and financial systems, and related internal controls, and to recruit qualified personnel.

Interest Income and Expense. Interest income consists of earnings from investment securities. Dividend and interest income are recognized when earned. Realized gains and losses are included in other income. Interest expense consists of interest accrued on the 6.5% Convertible Notes, which became due and payable upon completion of our initial public offering.

Results of Operations

Comparison of Three Months Ended September 30, 2004 and 2003

Revenue. Revenue decreased by $384,000 to $292,000 for the quarter ended September 30, 2004 from $676,000 for the quarter ended September 30, 2003 due primarily to a government sub-contract awarded during 2003 that has not been renewed due to defense spending priorities. We recognized $327,000 of revenue on this contract during the 2003 quarter compared to none in the quarter ended September 30, 2004. Revenues also declined as we reallocated personnel from revenue-generating government contracts to product development efforts.

Cost of Revenue. Cost of revenue decreased by $209,000 to $164,000 for the quarter ended September 30, 2004 from $373,000 for the quarter ended September 30, 2003 due primarily to a government sub-contract that we worked on during the 2003 quarter that was not renewed in 2004.

Research and Development Expense. Research and development expense decreased $294,000 to $1,592,000 for the quarter ended September 30, 2004, from $1,886,000 for the quarter ended September 30, 2003. The decrease in research and development expense was primarily due to lower expenses associated with our various agreements with the University of Washington, which declined by approximately $527,000 compared to prior year quarter. Non-cash stock based compensation costs associated with stock options granted with exercise prices less than the fair value of common stock on the date of issue decreased by $55,000. Partially offsetting this decline was an increase in contractual payments, in the form of both cash and warrants, to Arizona Micro Systems related to technology transfer and patent expense reimbursement totaling approximately $192,000 which became due upon the completion of the initial public offering. In addition, as more resources were focused on product development versus revenue contracts, labor and overhead that was in the cost of goods sold in the quarter ended September 30, 2003 are included in esearch and development expenses in the quarter ended September 30, 2004.

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $1,245,000 to $1,513,000 for the quarter ended September 30, 2004 from $268,000 for the quarter ended September 30, 2003 due primarily to an increase in costs arising from additional headcount in marketing and finance of $279,000 and incentive compensation costs of $189,000 compared to the prior year third quarter. In addition, there was an increase in non-cash stock based compensation costs associated with stock options granted with exercise prices less than the fair value of common stock on the date of issue of approximately $319,000, higher legal, investor relations, accounting and consulting fees of approximately $382,000 and other increased general administrative costs as compared to quarter ended September 30, 2003.

Interest Income. Interest income increased $60,000 to $63,000 for the quarter ended September 30, 2004, from $3,000 for the quarter ended September 30, 2003 due to higher cash investment balances which resulted from our initial public offering completed in July 2004.

Interest Expense. Interest expense was $262,000 for the quarter ended September 30, 2004. We issued $2,300,000 of 6.5% Convertible Notes in April 2004, all of which were paid in August of 2004. In addition to interest expense accruing on the Notes, the entire discount resulting from the warrants issued with the Notes was recognized as interest expense due to the conversion of the Notes in the three months ending September 30, 2004. No debt instruments were outstanding at September 30, 2003.

Comparison of Nine Months Ended September 30, 2004 and 2003

Revenue. Revenue decreased by $545,000 to $896,000 for the nine months ended September 30, 2004 from $1,441,000 for the nine months ended September 30, 2003 due primarily to a government sub-contract awarded during 2003 that has not been renewed due to defense spending priorities. We recognized $488,000 of revenue on this contract during the 2003 quarter. Revenues also declined as we reallocated personnel from revenue-generating government contracts to product development efforts.

Cost of Revenue. Cost of revenue decreased $210,000 to $546,000 for the nine months ended September 30, 2004 from $756,000 for the nine months ended September 30, 2003 due primarily to a government sub-contract that we worked on during 2003 that was not renewed in 2004.

Research and Development Expense. Research and development expense decreased by $3,264,000 to $2,662,000 for the nine months ended September 30, 2004, from $5,926,000 for the nine months ended September 30, 2003 due primarily to $3,942,000 in lower expenses associated with the various agreements with the University of Washington. Partially offsetting this decline was an increase in contractual payments, in the form of both cash and warrants, to Arizona Micro Systems related to technology transfer and patent expense reimbursement totaling approximately $225,000, which became payable upon completion of the initial public offering. Non-cash stock based compensation costs associated with stock options granted with exercise prices less than the fair value of the common stock on the date of issue increased by approximately $295,000. In addition, as more resources were focused on product development versus revenue contracts, labor and overhead in the cost of goods sold in the year ended September 30, 2003 are included in research and development expenses in the year ended September 30, 2004.

In April 2004, the Sponsored Research Agreement with the University of Washington was amended, which resulted in a net benefit of approximately

$1,545,000 during the nine months ended September 30, 2004, including a one time $2,375,000 non-cash adjustment, compared with an expense of $1,627,000 for the same period in 2003. The amended Agreement required payments of $125,000 for quarters ending March 31, 2004 and September 30, 2004 and eliminates a contingent payment of $2,000,000. For each of the quarters ending September 30, 2004 and December 31, 2004, we are required to pay $250,000. The agreement will terminate in 2005 after payments of $375,000 are made in each of the quarters ending March 31, 2005 and June 30, 2005. Total payments under the agreement will be $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $2,515,000 to $3,404,000 for the nine months ended September 30, 2004 from $889,000 for the nine months ended September 30, 2003 due primarily to an increase in costs arising from additional headcount in marketing and finance of approximately $489,000 and incentive compensation costs of $285,000 compared to prior year. In addition, there was an increase in non-cash stock based compensation costs of approximately $1,075,000 associated with stock options granted with exercise prices less than the fair value of the common stock on the date of issue, higher legal, investor relations, accounting and consulting fees of approximately $559,000 and other increased general administrative costs as compared to the year ended September 30, 2003..

Interest Income. Interest income increased $27,000 to $64,000 for the nine months ended September 30, 2004, from $37,000 for the nine months ended September 30, 2003 due to higher cash investment balances which resulted from the initial public offering completed in July 2004.

Interest Expense. Interest expense was $348,000 for the nine months ended September 30, 2004. We issued $2,300,000 of 6.5% Convertible Notes in April 2004, all of which were paid in August of 2004. In addition to interest expense accruing on the Notes, the entire discount resulting from the warrants issues with the Notes was recognized as interest expense as the Notes were paid. No debt instruments were outstanding during the quarter ended September 30, 2003.

Deemed Dividend upon Issuance of Preferred Stock. In March 2004, we raised cash proceeds of $500,000 from the sale of 250,000 shares of Series B convertible preferred stock to private investors. The conversion price of the Series B convertible preferred stock issued was less than the fair value of the Class A common stock on the issuance date. As a result, we recorded a $500,000 beneficial conversion feature upon issuance of the preferred stock. This amount was immediately recorded as a deemed dividend to preferred shareholders because the Series B preferred stock was immediately convertible into Class A common stock.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common and convertible preferred stock, convertible notes and, to a lesser extent, through revenues from development contracts and sales of services. We had an accumulated deficit of $35,324,000 as of September 30, 2004. At September 30, 2004 we had $33,095,000 in cash and cash equivalents and investment securities available for sale.

Net cash used in operating activities totaled $4,861,000 for the nine months ended September 30, 2004 compared to $3,539,000 for the nine months ended September 30, 2003. Net cash used in operating activities resulted primarily from the net loss for the period, prepaid insurance costs and investment interest receivable.

Lumera’s Research liability declined $1,921,000 primarily due to amendments made in April 2004 to the University of Washington Sponsored Research Agreement which resulted in a $2,375,000 adjustment to previously accrued research and development costs. Net collection of accounts receivable provided $123,000 in cash during the current period.

Net cash used by investing activities totaled $25,040,000 for the nine months ended September 30, 2004 compared to net cash provided by investing activities of $2,033,000 for the nine months ended September 30, 2003. Net purchases of investment securities during the current period, all of which are available for sale, totaled $24,939,000. Capital expenditures were $101,000 for the nine months ended September 30, 2004 compared with $376,000 for the nine months ended September 30, 2003. Net sales of investment securities of totaled $2,409,000 for the nine months ended September 30, 2003.

Net cash provided by financing activities totaled $37,524,000 for the nine months ended September 30, 2004. In March of 2004 we issued $500,000 of Series B Preferred Stock. In April 2004 Lumera received $2,300,000 from the issuance of 6.5% Convertible Notes. In conjunction with the issuance of the Notes, Noteholders were granted warrants to purchase 115,000 common shares, exercisable at $7.20 per share. The warrants, which were ascribed a value of $301,000, expire in April 2009. During the third quarter of 2003, we received $1,862,000 from the issuance of Series B Preferred Stock.

In July 2004, Lumera completed its initial public offering, selling 6 million of its common shares at a price of $6.95 per share. Net proceeds from the Offering totaled $38,731,000 before expenses of $1,995,000 as of September 30, 2004. In August 2004 all of the Convertible Notes and accrued interest were paid.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that the $38.7 million proceeds before expenses from our initial public offering, which was completed in July 2004, along with revenues from our existing contractual relationships, will be sufficient to fund our operations beyond the next twelve months. However, over time we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Such financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

RISK FACTORS

Risks Relating to Lumera’s Business

We have incurred substantial operating losses since our inception and may continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential products. As a result of these activities, we incurred net losses of $2.9 million from inception through December 31, 2000, $9.6 million in 2001, $8.7 million in 2002, $8.1 million in 2003, and $6.0 million in the nine months ended September 30, 2004. We anticipate that we will continue to incur operating losses through at least the year ending December 31, 2004. As of September 30, 2004, we had an accumulated deficit of $35.3 million.

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

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

•	establish product sales and marketing capabilities;

•	establish and maintain markets for our potential products;

•	identify, attract, retain and motivate qualified personnel;

•	continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using polymer materials;

•	develop expanded product production facilities and outside contractor relationships;

•	maintain our reputation and build trust with customers; and

•	improve existing and implement new transaction-processing, operational and financial systems.

•	If we do not successfully address these risks, our business could suffer. In addition, while evolving from a research and development company into a commercial manufacturer we may not be able to:

•	scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;

•	contract for or develop the internal skills needed to master large volume production of our products; and

•	fund the capital expenditures required to develop volume production due to the limits of our available financial resources.

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

We may require additional capital to continue to fund our operations. If we do not obtain additional capital, we may be required to substantially limit our operations.

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we will be able to fund our operations beyond the next twelve months. We may require additional capital to continue to fund our operations in future periods. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Such financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

We currently rely heavily on a small number of development contracts with the U.S. Department of Defense and government contractors. The termination or non-renewal of one or more of these contracts could significantly reduce our revenue.

In the first nine months of 2004, 2003 and 2002, 98%, 99% and 100%, respectively, of our revenue was derived from performance on a limited number of development contracts with various agencies within the U.S. Department of Defense and with General Dynamics, a government subcontractor. Any significant disruption or deterioration of our relationships with either the Department of Defense or General Dynamics could significantly reduce our revenues. General Dynamics has not received additional government funding for Company projects in 2004. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and we expect they will be a significant percentage of our revenue for the foreseeable future.

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

We are seeking to derive a substantial portion of our future sales from product sales in the telecommunications and networking markets, including sales of our electro-optic devices and our WiFi antennas. Developments that adversely affect the telecommunications or networking markets, including delays in traffic growth and changes in U.S. government regulation, could slow or halt our revenue growth from sales of our electro-optic modulators and Accupath WiFi antennas. Reduced spending and technology investment by telecommunications companies may make it more difficult for our products to gain market acceptance. Such companies may be less willing to purchase new technology such as ours or invest in new technology development when they have reduced capital expenditure budgets.

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

We are dependent on third parties to manufacture our products currently under development and our revenues could decline if these third parties do not timely complete our orders and our reputation will suffer if we do not maintain high quality standards.

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

Microvision currently owns securities representing more than 33% of our voting securities. Two of our six current directors, including the Chairman of our board of directors, are also directors of Microvision. Our interests may not always be aligned with Microvision’s. We do not have formal guidelines for dealing with potential conflicts of interest, but will address any such conflicts on a case by case basis. Microvision will continue to have the ability to exert considerable influence over our direction for the foreseeable future.

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

Our investment policy restricts investments to ensure principal preservation and liquidity. We invest cash that we expect to use within approximately sixty days in Money Market Funds and U.S. treasury-backed instruments. We invest cash in excess of sixty days of our requirements in high-quality investment securities. The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other liquid high-grade securities generally with maturities of two years or less.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A claim has been filed against Lumera by an former employee in connection with his employment at Lumera which ended in 2002. This claim is covered by Lumera’s errors and omissions policy, and is being vigorously contested. Lumera does not believe that there is any merit to the claim and has not currently reserved for any expenses in connection with the claim.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 22, 2004, the company’s registration statement on Form S-1 (commission file number 333-115650) registering the offer and sale of shares of its common stock, $0.001 par value per share, was declared effective by the SEC. The offering commenced on July 23, 2004 and the company sold all of the shares registered under the registration statement. Immediately prior to the completion of the offering, all of our outstanding preferred stock and class B common stock was converted into common stock. Paulson Investment Company, Inc. was the representative for the underwriters of the offering. The company sold 6,000,000 shares of common stock in the offering for an aggregate offering price of $41.7 million. In connection with the offering, the company incurred expenses through September 30, 2004 of approximately $1,995,000 and paid underwriting discounts and commissions of approximately $2.5 million. The net proceeds to the company after underwriting discounts and expenses were approximately $38.7 million. As of the date hereof, Lumera Corporation has used approximately $2.4 million of the net proceeds to repay outstanding convertible promissory notes whose holders did not elect to convert upon the completion of the offering. $200,000 has been paid to Arizona Microsystems pursuant to an agreement with them. $100,000 has been paid to Richard Rutkowski, one of our directors and the chief executive officer and a director of Microvision, in payment for various consulting services.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K filed on August 30, 2004 to announce addition of three new independent directors and the hiring of a new Chief Financial Officer.

Form 8-K filed on November 5, 2004 to report execution of the First Amended and Restated Employment Agreement for the Company’s Chief Executive Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMERA CORPORATION

Date: November 15, 2004	/s/ Thomas D. Mino
Thomas D. Mino
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2004	/s/ Peter J. Biere
Peter J. Biere
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed.

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002