Form 10-K
period 2004-12-31
LUMERA CORP
filed 2005-03-30
CIK 1137399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50862

LUMERA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-2011728
(State or Other Jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Lumera Corporation

19910 North Creek Parkway

Bothell, Washington 98011-3008

(425) 415-6900

(Address, including zip code, of principal executive offices And telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1933).    Yes  ☐    No  ☒

The registrant’s Common Stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2004 was approximately $82,228,246 (based on the closing price for the registrant’s Common Stock on the NASDAQ National Market of $7.70 per share).

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2005 was 16,571,930.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Shareholders to be held on June 2, 2005 are incorporated herein by reference into Part III of this report.

Lumera Corporation

Form 10-K

PART I

Preliminary Note Regarding Forward-Looking Statements

The information set forth in this report in Item 1 “Description of Business” and in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “will,” “anticipate,” “estimate,” “target,” “project,” “plan,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause actual results to differ materially from those projected in the forward-looking statements are set forth in Item 1 “Description of Business—Risk Factors Related to the Company’s Business.”

ITEM 1.	BUSINESS

Overview

We develop proprietary polymer materials and are developing products based on these materials for a broad range of applications. Using our expertise in nanotechnology, we design and synthesize polymer materials at the molecular level—to optimize their electrical, optical and surface properties. We are developing products for three distinct markets that we believe provide significant market opportunities, including biotechnology diagnostics and disposables, electro-optic devices and wireless antennas and systems. We believe we have developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology.

We are developing products in the following key areas:

•	Biotechnology Diagnostics and Disposables. Our NanoCapture™ Arrays are disposable biochips that are fabricated with a proprietary polymer coating and process. These biochips enable biologists to isolate DNA and protein samples for testing. Target customers include bioassay and pharmaceutical companies, diagnostic laboratories, government and academic laboratories and government agencies. Our NanoCapture™ Arrays are currently under customer evaluation. In addition, we are developing other disposable diagnostic devices based on our ability to design and produce polymeric structures that have the ability to enhance biologic molecule detection. We are also developing a high-throughput detection platform in collaboration with the Institute for Systems Biology that will read our NanoCapture™ Arrays without the use of molecular labels, which we believe will increase significantly the speed and efficacy of screening for proteomic compounds.

•	Electro-Optic Devices. Our electro-optic devices convert data from electric signals into optical signals for use in communications systems and in optical interconnects for high-speed data transfer. Target customers include telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies. We have two government contracts to produce polymer-based modulators for use in defense communications systems and phased array radar, both of which were renewed early in 2005.

•	Wireless Antennas and Systems. Our smart antenna applications and systems permit high-quality signal transmission and reception for fixed and mobile wireless broadband applications (WiMAX). We are developing a smart antenna for customer specific applications for potential use in WiMAX wireless broadband services.

We have the ability to engineer, analyze and test polymer materials and related devices and the ability to fabricate advanced products, including the use of clean room manufacturing technology and processes. By controlling key manufacturing processes, we seek to accelerate the product design and development cycle for our potential products.

We have strategic relationships with universities, government agencies and corporate partners, which provide us access to important technology. We describe a number of our most important research relationships below.

Technology Background

Nanotechnology: Polymer Materials, Engineering and Process Development

Polymers are large carbon-based molecules that bond many small molecules together to form a long chain. Polymer materials can be engineered and optimized using nanotechnology to create a system in which unique surface, electrical, chemical and electro-optic characteristics can be controlled. Nanotechnology refers to the development of products and production processes at a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter).

Materials based on polymers are used in a multitude of industrial and consumer products, from automotive parts to home appliances and furniture, as well as scientific and medical equipment. We believe that polymer materials engineered at the molecular level can have a significant role in the future development of commercially significant biotechnology and electro-optic related products. In addition, polymers, polymer-based devices and the processes used to create them are often patentable, which can provide the developers of such technology with a significant competitive advantage.

Markets and Lumera Products

The following table summarizes our target markets, our current and potential products and the initial applications for these products.

Markets	Products	Applications
Biotechnology Detection and Disposables	NanoCapture™ Arrays NanoCapture—HPT™ Arrays ProteomicProcessor™	• DNA and protein analysis • Drug development • Screening • Diagnostics

Electro-Optic Devices	Electro-Optic Modulators High Speed Optical Interconnects	• Optical switching for telecom components • High speed signal processing (computing) • Optical sensing • Defense/aerospace

Wireless Antennas	AccuPath™ Smart Antenna	• Antenna systems for wireless Broadband

Biotechnology Disposable

The Market

We believe that a substantial opportunity in biotechnology markets exists in designing, manufacturing and selling biotechnology disposables, including biochips (also known as microarrays). Biochips are small glass or silicon chips, usually one inch by three inches in size, which are used to hold DNA or protein samples for analysis and diagnostic testing. Polymer coatings can be used on biochips to define the microwells in which the DNA or protein samples are placed. These coatings are effective in keeping the samples separate from each other on the surface of the chips due to unique surface properties of the polymers.

We anticipate that the market for biotechnology disposables will continue to grow as the field of proteomics develops. Proteomics is the study of proteins, including their location, structure and function. Specific protein levels have been shown to be effective indicators of a number of diseases, including heart disease and several forms of cancer. A Global Industry Analysts, Inc. report states that the addressable world-wide market for proteomic research for diagnostics and disposables will surpass $1.2 billion in 2005, and is growing at a nearly 24 percent compound annual rate. We believe that there is a substantial market opportunity within this broader market for our tools and technology. In particular, we anticipate that as proteomics evolves, there will be an increasing demand for low-cost disposable diagnostic biochips and other devices for detecting disease.

We anticipate that a number of current and emerging diagnostic technologies related to genomics and proteomics will evolve from primarily a research tools to diagnostic tools, leading to increased demand for disposable biochips used in analysis for biologic molecules.

Lumera Product Opportunity

Our NanoCapture™ Arrays are biochips that are coated with our proprietary hydrophobic polymers. These water-resistant polymers surround the microwells on the biochips, better containing the DNA samples in the microwells and reducing cross-contamination between wells. Unlike most other currently available biochips that use Teflon to produce microwells, we use a very thin layer of polymer coating on our NanoCapture™ Arrays, providing a cost-effective alternative to Teflon. Because our polymer coatings are applied to our NanoCapture™ Arrays in very thin layers, these biochips provide the ability to isolate and contain extremely small amounts of samples for testing. This allows the production of biochips that can hold large numbers of samples on the same biochip, providing high throughput with minimal sample volumes. In addition, the polymers we use on our NanoCapture™ Arrays are compatible with silicon, glass, metal, plastic or other materials that provide the base layer for biochips, allowing for a wide range of additional applications.

Although we have designed our NanoCapture™ Arrays specifically for genetic analysis, they can be used in a broad range of biotechnology applications. We intend these arrays to be among the first disposable biochips used in mass spectrometry analysis for biologic molecules. Currently our NanoCapture™ Arrays are being tested by a prospective customer. In addition, we are developing other disposable low-cost diagnostic devices based on our ability to design and produce polymeric structures that have the ability to enhance detection of biologic molecules.

Lumera recently acquired exclusive rights within our markets to Helix Biopharma’s Heterodimer Protein Technology (HPT). The combination of Helix’s HPT technology and Lumera’s proprietary nanosurface modification chemistry will, for the first time, allow researchers to consistently utilize existing DNA arrays to produce protein arrays that accurately mimic the native living cell environment of the body.

Lumera is collaborating with the Institute for Systems Biology to develop a high-throughput, label-free detection platform. The technology platform consists of Lumera’s ProteomicProcessor™ and NanoCapture™ Array technology. The ProteomicProcessor™ tool reads Lumera’s high density NanoCapture™ Microarrays in real-time, without the use of molecular labels. By combining these technologies, researchers will be able to more quickly isolate, compile and process large amounts of data at high-speeds to accelerate proteomic research.

Electro-Optic Devices

The Market

Electro-optic devices such as modulators translate electric signals into optical signals. Such devices are used in communication systems to transfer data over fiber-optic networks. Optical data transfer is significantly faster and more efficient than transfer technologies using only electric signals, permitting more cost-effective use of bandwidth for broadband Internet and voice services.

Current technologies that translate electric signals into optical signals generally rely on inorganic electro-optic materials. Polymer-based electro-optic modulators provide advantages over traditional switching technologies based on inorganic materials in terms of switching speed, optical transmission properties and lower operating voltages. We believe that the advantages in switching speed and other characteristics of polymer-based electro-optic modulators may drive increased sales of these modulators over the next several years.

We anticipate that an additional market for electro-optic devices may develop in connection with computer components. Some integrated circuit manufacturers are seeking to solve problems that exist with metal interconnects, which are used to move data directly from microprocessors to other computer components. Metal interconnects may become more problematic as processor speeds continue to increase. Unlike many metal interconnects, polymer-based interconnects can operate at higher circuit speeds by optically transmitting data between computer components and systems.

Lumera Product Opportunity

We are developing a new generation of electro-optic modulators and other devices for optical networks based on our proprietary polymer materials. Our polymer-based modulators can operate at speeds up to five times faster than existing inorganic crystal-based electro-optic modulators. In addition, using our polymers we can build modulators with three-dimensional flexible geometries that are not possible using inorganic materials. We believe we can design polymer-based electro-optic modulators that are smaller, lighter and more energy efficient than electro-optic modulators using inorganic crystals.

We delivered modulators to a U.S. government agency for testing in the second half of 2004. As the commercial market develops, we will introduce a 10 gigahertz modulator designed to have significant price, power and size advantages over competing modulators. In addition, we have developed electro-optic materials that are being tested by several potential customers to be used in optical interconnects for high-speed computing applications.

Wireless Antennas and Systems

The Market

We believe an opportunity exists in the emerging market for wireless “smart” antennas. Smart antennas, which currently are used primarily in the defense sector, have historically used mechanical parts to steer radio frequency beams. This functionality allows the antenna to dynamically track users of the antenna signal, thereby improving the user’s quality of service through associated software that can provide better allocation of bandwidth among a number of users. Potential applications for smart antennas include global positioning satellite devices and systems and cellular, automotive, aerospace and defense applications.

Lumera Product Opportunity

Our AccuPath™ Smart Antenna, which is in the development phase, features polymer-based technology that provides electronic rather than mechanical beam steering. Accordingly, our smart antenna has no moving parts, which we expect will improve its accuracy and durability compared to antennas that use mechanical beam steering. In addition, we anticipate that our proprietary design will result in a smart antenna that is small, lightweight and low cost. We are developing a smart antenna for customer specific applications for potential use in WiMAX wireless broadband services. We have not yet begun commercial production of smart antennas.

The table below outlines the position of our key products within our product pipeline.

Government Research Applications

In addition to our various products in development for commercial markets, Lumera continues to work with various U.S. government agencies such as the Defense Advanced Research Projects Agency (DARPA) and the Air Force Research Labs to develop polymers and polymer-enabled devices to improve the performance and reduce the cost of airborne and space-based wireless applications, including sensors and navigation, tracking and communications systems.

In addition, we expect increased government-sector demand for biotechnology disposables. The National Institutes of Health, the National Science Foundation and agencies associated with the Department of Homeland Security provide substantial funding for the private sector. These agencies represent a significant resource for additional product research funds to develop testing and diagnostic methods using biochips.

We develop customized products on a contract basis for U.S. government agencies and government subcontractors, including high performance electro-optic modulators currently unavailable in the commercial market. These development contracts provide us with revenues, help fund our research and development efforts and provide access to certain technological resources of the government and government subcontractors.

Business Strategy

Our objective is to be a leading provider of products based on our proprietary technology and know-how in nanotechnology-based polymer materials. We are initially targeting the markets for biotechnology disposables, electro-optic devices and wireless antennas and systems. We are also developing customized polymer-based applications for government agencies. Our business strategy has the following components:

•	Use our nanotechnology-based polymer materials technology to establish an initial portfolio of successful products. We plan to develop polymer-enhanced commercial products and applications for diverse markets to achieve a broad customer base and multiple revenue sources. We also intend to continue to provide polymer-based products for government applications to offset the risk of weakened demand from potential commercial customers due to economic cycles.

•	Continue to develop proprietary intellectual property. We plan to advance our core competence in polymer materials technology by continuing to develop proprietary materials, processes, designs and devices. We also plan to protect our technology by filing patent applications where appropriate, obtaining exclusive technology rights where available and taking other appropriate steps to secure and protect intellectual property.

•	Minimize time to market. We intend to continue to streamline our development process and to design, test and fabricate nanotechnology-based polymer materials and polymer-enabled devices in our facilities. We believe our efforts to vertically integrate our development process will allow us to develop products more quickly to satisfy customer demands and take advantage of emerging market opportunities.

•	Develop a multi-channel sales and marketing organization. We intend to build a sales and marketing organization dedicated to developing customers and multiple distribution channels for our products. We plan to aggressively pursue sales of our potential products through the use of industry-specific sales representation organizations, such as electro-optic and wireless component distributors. In addition, we plan to target market leaders as initial customers and to leverage relationships with these market leaders to obtain future contracts and sales references.

•	Leverage government contracts for technology advantage. We plan to continue to pursue government contracts to stay at the forefront of polymer materials technology advances. We believe the expertise we gain from government contract work will expand our proprietary knowledge, which we can use to develop products for commercial applications.

•	Expand our testing and manufacturing facilities. We plan to expand our state-of-the-art development, testing and manufacturing facilities, including the expansion of clean room facilities to support our growth.

•	Pursue opportunistic acquisitions. We intend to pursue acquisitions of complementary technologies and businesses to increase our intellectual property portfolio, expand our product offerings and enlarge and diversify our customer base.

•	Maintain and broaden our relationships with leading research facilities and personnel. Our relationships with academic institutions and their personnel have been critical to building our technology portfolio and our polymer materials expertise. We intend to continue to broaden these types of relationships to access novel technologies and achieve competitive advantages.

Research and Development Process

We have integrated our operations with the goal of minimizing the time to market for our potential products and streamlining the product development process. We have four internal technical service groups supporting our research and development efforts:

Materials and chemistry. Our materials and chemistry group develops materials to meet the performance specifications requested by customers. This group is responsible for using existing synthesis methods as well as developing new methods to create novel polymer materials that meet customer specifications. Once a polymer material has passed all of the testing parameters and has been shown to have promise for commercial applications, this group develops new methods to synthesize larger quantities of such material.

Materials characterization and testing. Our materials characterization and testing group oversees early stage evaluations and conducts a full battery of tests at the completion of the synthesis of each new polymer material. This group evaluates test data using our central database. The group also helps create development strategies to optimize materials to meet customer specifications.

Process development and device fabrication. Our process development and device fabrication group integrates data from the material characterization and testing group to fabricate devices. This group analyzes device testing results to refine and improve fabrication processes and methods. In addition, the group works closely with the other departments, providing technical proposals on how materials or design variations can help enable more efficient fabrication processes.

Device design, testing and packaging. Our device design, testing and packaging group takes customer specifications and creates an initial device design using simulation software. Following device fabrication, this group runs a series of optical and electronic tests and creates a report that provides our other groups with directions on enhancing performance in future generations of materials and processes. The group also has the capability to package devices in pilot production quantities.

Collaborative Relationships

External collaborations are an important aspect of our strategic plan. We have relationships with the following partners:

University of Washington. We collaborate actively with the University of Washington, a leading research institution, to conduct research and development in the field of optical materials technology. In October 2000, we entered into a sponsored research agreement with the University of Washington to further the development of electro-optic materials and devices. Pursuant to this agreement, we approved a research plan submitted by the University of Washington and sponsor several post-doctoral researchers and graduate research assistants. Their research covers improvements to polymer materials in several areas, including electro-optic activity, optical loss, long-term thermal stability and nanotechnology processibility. This research has resulted in 6 U.S. patent applications that are subject to our licensing agreement with the university. Pursuant to the sponsored research agreement, we agreed to pay the University of Washington an aggregate of $5.8 million. As of December 31, 2004, we had paid $5.1 million of this amount.

In connection with the sponsored research agreement, we also entered into an exclusive licensing agreement with the University of Washington in October 2000, pursuant to which we acquired rights to intellectual property relating to electro-optic polymers and related organic materials and processes in the following fields of use:

•	optical networks for voice, data and related telecommunication systems;

•	optical computing applications and holographic optical memory systems;

•	beam steering, control and scanning; and

•	commercial and defense radar, guidance and sensing systems.

The sponsored research agreement allows us to add new patents and technology under the licensing agreement. The licensing agreement terminates upon the expiration of the last of the University of Washington’s patents that relate to this technology and that are licensed to us under the agreement, unless earlier terminated by the university or by us. Pursuant to the agreement, we issued shares of our common stock to the university valued at an aggregate of approximately $3.0 million. We also paid a $200,000 license fee to the university in March 2001. We have also agreed to pay certain costs related to filing and processing patents related to the agreement and to make ongoing royalty payments of at least $75,000 per year.

We have also paid an additional $900,000 to the University of Washington under the terms of a separate letter agreement for additional research related to the optical materials.

Arizona Microsystems, L.L.C. We have a consulting agreement with Arizona Microsystems, a company that specializes in the research and development of electro-optic polymeric materials and fabrication processes. Pursuant to this agreement, Arizona Microsystems provides us with consulting services in the field of electro-optic polymers. Pursuant to this consulting agreement, we have agreed to pay them $5,000 per month during the term of the agreement. In addition, pursuant to a separate licensing agreement with Arizona Microsystems, we have an exclusive sublicense in the field of electro-optic polymers to the rights to seven patents from Arizona Microsystems.

Helix Biopharma/Sensium. We recently entered into a worldwide exclusive license agreement with Sensium Technologies, Inc., a subsidiary of Helix BioPharma. Sensium licensed to us a number of patents and the related technology for use in our NanoCapture™ Arrays. If we incorporate the Sensium technology into a product, we will pay Sensium a negotiated royalty on all sales of such products.

Institute for Systems Biology. We recently entered into a collaborative agreement with the Institute for Systems Biology (ISB) for the purpose of developing high-throughput diagnostic tools and accelerate the path to market for our ProteomicProcessor™ and related consumables.

We also have arrangements with various individual consultants who are experts in the field of polymers, including a professor at the University of Colorado at Boulder who has published numerous scholarly articles relating to novel polymer devices and applications of interest in high-speed digital-to-analog conversion and optically controlled phased-array radar. We also have arrangements with a professor at the University of Southern California who specializes in material characterization, device processing, optical device design and device applications, and a professor at the University of California, Los Angeles who consults with us in the areas of device processing, optical device design, high-speed radio frequency design and system-level device applications.

Patents and Other Intellectual Property

We were founded to develop and exploit technologies relating to polymers and related materials. Specifically, our technologies relate to:

•	polymer synthesis at the molecular level;

•	production of polymers in commercial quantities;

•	materials systems incorporating polymers;

•	materials characterization and testing methods; and

•	devices, designs and processes relating to polymers.

As a small company seeking to market and sell novel products in new markets, we believe that a robust technology portfolio is an essential element of our business strategy. Accordingly, we believe that our success will depend in large part on our ability to:

•	obtain patent and other proprietary protection for the materials, processes and device designs that we develop;

•	enforce and defend patents and other rights in technology, once obtained;

•	operate without infringing the patents and proprietary rights of third parties; and

•	preserve our trade secrets.

Our intellectual property consists principally of patentable inventions and trade secrets. We have developed some of this intellectual property internally and have also acquired intellectual property from our strategic partners and others. We and our strategic partners protect our intellectual property by filing domestic and foreign patent applications where appropriate and by maintaining an active program designed to preserve the confidentiality of our trade secrets. With respect to inventions and other intellectual property created under our development contracts with the U.S. government and government contractors, we typically have the right to retain title to any patents that issue to us in connection with the performance of these contracts, with the government retaining a non-exclusive license to use the patented technology for government purposes. The government typically also retains rights in any technical data that we develop using federal funding and deliver under a development contract. If we do not comply with government notice requirements with respect to inventions developed under these development contracts, the government could demand ownership of the inventions, in which case we would retain a license to use the inventions.

We have 5 issued United States patents and approximately 29 currently pending United States patent applications, 2 of which have received notices of allowance. Our patents and patent applications are directed to polymer and small molecule materials, methods of making materials, processing of materials, processing of devices, device designs and microarray analysis methods. We also have an exclusive sublicense in the field of electro-optic polymers to the rights to seven patents from Arizona Microsystems and have licensed four patent applications covering technology from the University of Washington. In addition, we have 7 international patent applications pending under the Patent Cooperation Treaty. In connection with our transaction with Sensium, we licensed 3 U.S. patents and rights under patents granted under 2 additional U.S. patent applications, each of which has various corresponding international patents.

The discoveries or technologies covered by the patents and patent applications we own or license may not have commercial value. Also, issued patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around our issued patents or independently develop technology having effects similar or identical to our patented technology. In addition, the scope of our patents and patent applications is subject to uncertainty and competitors or other parties may obtain similar patents of uncertain scope. For example, other parties may discover uses for polymers or technology different from the uses covered in our patents or patent applications, and these other uses may be separately patentable. Also, other parties may have patents covering the composition of polymers for which we have patents or patent applications covering only methods of use of these polymers.

Third parties may infringe the patents that we own or license, or claim that our potential products or related technologies infringe their patents. Any patent infringement claims that might be brought by or against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, a patent infringement suit against us could force us to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property.

In addition to our patented intellectual property, we also rely on unpatented technology, trade secrets and confidential information. We require each of our employees and consultants to execute a confidentiality agreement before beginning their employment or consulting relationship with us. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of his or her relationship with us. Our agreements with employees provide that any intellectual property developed by the employee during the course of his or her employment is automatically assigned to us. Our agreements with consultants generally provide that we have the option to exclusively license all inventions conceived by the consultant in the course of rendering services to us. These agreements with employees and consultants may not provide effective protection of our technology or confidential information or, in the event of unauthorized use or disclosure, may not provide adequate remedies.

As part of our business strategy we collaborate with third parties in our research and development activities. Accordingly, disputes may arise about inventorship and corresponding rights to know-how and inventions resulting from the joint creation or joint use of intellectual property. In addition, these third parties may circumvent any proprietary protection we do have. They may independently develop equivalent technologies or independently gain access to and disclose substantially equivalent information, and confidentiality agreements and material transfer agreements we have entered into with them may not provide us with effective protection.

Manufacturing

We currently manufacture prototype NanoCapture™ Arrays in our research facilities. Our in-house facilities are capable of producing sufficient quantities of bio-chips to meet initial commercial development quantities. We will require additional capacity to meet anticipated further demand. We are investigating leasing additional production laboratory space that would accommodate larger bio-chip volumes as well as enable polymer modulator production. We may also expand our facilities to accommodate larger production volumes and research capability.

Sales and Marketing

Lumera is transitioning from a product-focused company to becoming a customer-focused organization. We are aggressively pursuing sales and marketing of our products targeting opinion / market leaders and initial customers. We have identified a number of high profile beta test sites in each of our current target markets, which will serve to validate the instrument and chips, as well as create awareness about Lumera’s technology. We will leverage these expected initial sales with opinion and market leaders to obtain future contracts and sales references. We are partnering with leading U.S. research institutions and opinion leaders such as the Institute of Systems Biology.

We are targeting life science research centers and universities for protein pathway basic discovery and are in discussions with biotech companies and large pharmaceutical companies interested in the mechanisms of molecular biology, protein-protein interactions and networking, cell signaling, aging, death and disease. We plan to reach these potential customers through targeted direct selling, followed by non-exclusive co-marketing partnerships. In addition, we plan to advertise in trade journals, participate in targeted industry trade shows and organizations, engage in focused public relations campaigns, and make scientific presentations at technical conferences.

In addition to our bioscience expertise, we have employees with experience in the marketing of polymer materials and related products. Our marketing professionals are focused on selling our bioscience biochips/instruments, electro-optic devices and smart antenna product offerings. As our potential products advance in development, we expect to increase our marketing and sales resources.

In addition to using our own sales and marketing organization, we may promote our potential products with marketing partners. We may also rely on relationships with companies with established distribution systems and direct sales forces to distribute and sell our potential products.

Competition

The markets that we are targeting for our polymer materials technology are intensely competitive. In the biotechnology disposables market, we expect to compete with Tactical Fabs, Inc., Erie Scientific Company and Corning Incorporated. In the bioscience instrumentation and tools area we expect to compete with BiaCore, Affymetrix, Applera, Agilent and others. In the electro-optic modulators market, we expect to compete with Fujitsu Limited, Sumitomo Osaka Cement Company, Ltd., Avanex, Inc. and JDS Uniphase Corporation. In the wireless antenna and systems market, we expect to compete with Skycross, Inc., Cushcraft Corporation, HyperLink Technologies, Inc. and MAXRAD, Inc.

We believe the principal competitive factors affecting our markets are the:

•	ability to develop and commercialize polymer-based products, including appropriate patent and proprietary rights protection;

•	costs of these products; and

•	ability to enable advanced technologies.

Although we believe that we are well positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict because we are an early stage company and all of our potential products are still in early stages of development.

Many of our existing and potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, these competitors may:

•	succeed in developing products that are equal to or superior to our potential products or that achieve greater market acceptance than our potential products;

•	devote greater resources to developing, marketing or selling their products;

•	respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or potential products obsolete;

•	introduce products that make the continued development of our potential products uneconomical;

•	obtain patents that block or otherwise inhibit our ability to develop and commercialize our potential products;

•	withstand price competition more successfully than we can;

•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers; and

•	take advantage of acquisition or other opportunities more readily than we can.

Government Regulation

We are subject to federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that we use or generate in our operations. We regularly assess our compliance with environmental laws and management of environmental matters.

We are also subject to federal procurement regulations associated with our U.S. government contracts. Violations of these regulations can result in civil, criminal or administrative proceedings involving fines, compensatory and punitive damages, restitution and forfeitures as well as suspensions or prohibitions from entering into government contracts. In addition, the reporting and appropriateness of costs and expenses under our government contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an agency of the U.S. Department of Defense. The contracts and subcontracts to which we are a party are also subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at its convenience. We will be entitled to reimbursement of our allowable costs and to an allowance for earned profit if the contracts are terminated by the U.S. government for convenience.

Sales of our potential products and services internationally may be subject to the policies and approval of the U.S. Department of State and Department of Defense. Any international sales may also be subject to United States and foreign government regulations and procurement policies, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings.

Employees

As of December 31, 2004, we employed 38 full-time and part-time employees. Our team of chemists, materials scientists, electrical engineers, and optical physicists includes 11 Ph.D.s. From time to time, we also use independent contractors. None of our employees is represented by collective bargaining arrangements. To date, we have experienced no work stoppages, and we believe that our relationship with our employees is good.

ITEM 2.	PROPERTIES

Our facilities occupy approximately 16,000 square feet of combined use office and laboratory space at our headquarters facility in Bothell, Washington. We lease these facilities from Microvision pursuant to a sublease that expires in April 2006.

Our facilities contain the following:

•	approximately 2,000 square feet of space for our chemical facility, which houses 12 chemical hoods and has space for up to 16 researchers;

•	approximately 1,500 square feet of space for our class 100 clean room and related mechanical facilities;

•	approximately 1,000 square feet of space for our materials testing and characterization laboratory; and

•	approximately 1,400 square feet of space for our device characterization and testing laboratory.

In addition, our facilities contain general office space for up to 40 employees. We anticipate that we will sublease additional space until April 2006, at which time we anticipate leasing enough space to accommodate all of our foreseeable office and research lab space we need to meet the requirements of our growth.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes the adverse outcome of which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2004.

ITEM 4A.	EXECUTIVE OFFICERS

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Mr. Mino also serves as director of Lumera. The following persons serve as executive officers of Lumera:

Thomas D. Mino, age 58, has served as Chief Executive Officer, President and a director since September 2001. From November 1999 to September 2001, he served as Vice President and General Manager of the high-speed long-haul business unit of Agere Systems Inc., an optical components supplier. From 1991 to October 1998, Mr. Mino served as President and Chief Executive Officer of Synergy Semiconductor Corp., a specialty high-speed semiconductor manufacturer. Mr. Mino has a B.S.E.E. degree in Electrical Engineering from the University of Pittsburgh.

Robert J. Petcavich, Ph.D., age 50, has served as Senior Vice President Chief Technology Officer since July 2004 and as Chief Technology Officer since October 2003. From July 1992 to December 2002, Dr. Petcavich served as Chairman, Chief Executive Officer and Chief Technology Officer of Planet Polymer Technologies, Inc., an advanced materials company that he founded in 1991. From 1996 to December 2001, Dr. Petcavich served as the Chairman and Chief Executive Officer of Alife Medical Inc., a natural language processing software services provider that he founded in 1996. Dr. Petcavich has a Ph.D. degree in Polymer Science, an M.S. degree in Solid State Science, and a B.S. degree in Chemistry from Pennsylvania State University. Dr. Petcavich currently serves as a director of Planet Polymer Technologies.

Daniel C. Lykken, age 51, has served as Vice President of Sales and Marketing since April 2004. From February 2003 to February 2004, Mr. Lykken served as Vice President Worldwide Sales of TeleSym Inc., a voice-over-Internet Protocol software company. From February 2002 to February 2003, Mr. Lykken served as a Strategic Account Team Manager of WatchMark Corporation, a service assurance and operational support system software provider. From October 2000 to August 2001, Mr. Lykken served as Director of Sales of Talk2 Technologies, Inc., an enhanced services provider to telecommunication carriers. From November 1999 to October 2000, Mr. Lykken served as Partner and Director of Sales of Meridian Venture Catalyst, LLC, a venture catalyst firm. From June 1999 to November 1999, Mr. Lykken served as Senior Sales Executive of Hitachi Data Systems, a data storage company. Mr. Lykken has a B.S. degree in Economics from Concordia College.

Peter J. Biere, age 48, has served as Chief Financial Officer and Treasurer of Lumera Corporation since August 2004. From September 2003 to August 2004, Mr. Biere acted as Interim CEO and CFO of Entrées, Inc. From February 2002 to August 2003, Mr. Biere provided financial consulting services. From July 1999 to January 2002, Mr. Biere served as Chief Financial Officer of Locate Networks, a location-based wireless service provider. From May 1993 to July 1999, Mr. Biere served as Senior Vice President and Chief Financial Officer of Zones, Inc., where he helped lead that company’s initial public offering. Mr. Biere has a B.A. in Accounting and an M.A. in Accounting from the University of Iowa.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock trades on the NASDAQ National Market under the symbol “LMRA.” As of March 1, 2005, there were 2,850 holders of record of 16,571,930 shares of Common Stock outstanding. The Company has never declared or paid cash dividends on the Common Stock. As of March 1, 2005, the closing price of our Common Stock on the NASDAQ National Market was $4.89. The Company currently anticipates that it will retain any future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

The Company’s Common Stock began trading publicly on July 26, 2004. The quarterly high and low sales prices of the Company’s common stock as reported by the NASDAQ National Market are as follows:

Quarter Ended	Common Stock
	High	Low
September 30, 2004	6.95	4.06
December 31, 2004	9.20	5.82

The information under the heading “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 2, 2005, to be filed with the SEC, is incorporated into Item 12 of this report by reference.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data presented below has been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. A summary of selected annual financial data from Inception (January 7, 2000) through December 31 of each year-end is presented below:

	Year Ended December 31,				Period from Inception (January 7, 2000) through December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenue	$989,000	$1,725,000	$946,000	$860,000	$61,000
Cost of revenue	651,000	1,014,000	330,000	310,000	70,000

Gross profit (loss)	338,000	711,000	616,000	550,000	(9,000)

Research and development expense	4,561,000	7,602,000	8,300,000	7,251,000	1,266,000
Marketing, general and administrative expense	4,588,000	1,270,000	1,221,000	2,996,000	1,230,000

Total operating expenses	9,149,000	8,872,000	9,521,000	10,247,000	2,496,000

Loss from operations	(8,811,000)	(8,161,000)	(8,905,000)	(9,697,000)	(2,505,000)
Interest income	237,000	39,000	199,000	377,000	1,000
Interest expense	(349,000)	—	—	(319,000)	(400,000)
Realized gain on sale of investment securities	—	39,000	8,000	—	—

Net loss	(8,923,000)	(8,083,000)	(8,698,000)	(9,639,000)	(2,904,000)
Deemed dividend upon issuance of mandatorily redeemable convertible preferred stock	(500,000)	—	—	—	—

Net loss available to common shareowners	$(9,423,000)	$(8,083,000)	$(8,698,000)	$(9,639,000)	$(2,904,000)

Net loss per share—basic and diluted	$(0.89)	$(1.31)	$(1.41)	$(1.57)	$(0.65)

Weighted-average shares outstanding—basic and diluted	10,614,000	6,172,000	6,172,000	6,157,000	4,450,000

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents and investment securities available for sale—current	$18,965,000	$560,000	$3,116,000	$8,876,000	$67,000

Working capital	18,130,000	314,000	3,741,000	10,165,000	(3,218,000)

Total assets	32,886,000	4,058,000	8,589,000	15,988,000	3,149,000

Total liabilities	1,493,000	2,741,000	1,746,000	580,000	5,948,000

Mandatorily redeemable convertible preferred stock	—	27,206,000	24,603,000	24,603,000	—

Total shareholders’ equity (deficit)	$31,393,000	(25,889,000)	(17,760,000)	(9,195,000)	(2,799,000)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lumera Corporation was established in early 2000 to develop proprietary polymer materials and products based on these materials for a broad range of applications. We design and synthesize polymer materials at the molecular level by using our expertise in nanotechnology, which is the development of products and production processes at a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter). Our goal is to optimize the electrical, optical and surface properties of these materials. We use these materials to improve the design, performance and functionality of products for use in biochemical analysis; in optical communications networks and in wireless antennas and systems. We believe we have developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology.

From inception through 2004, we concentrated primarily on the development of our technology and potential products. To date, substantially all of our revenues have come from contracts to develop custom-made electro-optic materials and devices for government agencies. As we transition to a product-based company we expect to record both revenue and expense from product sales, to incur increased costs for sales and marketing and to increase general and administrative expense. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations. Until December 31, 2003, the Company was considered to be in the development stage. In early 2004, the Company commercialized the devices for potential wireless networking and optical networking applications and had largely completed financial planning, establishing sources of supply, acquiring plant and equipment and recruiting personnel. Therefore, the Company was considered to have exited the development stage in 2004.

We were previously a subsidiary of Microvision, Inc. and we relied on Microvision for the provision of certain administrative services. As of December 31, 2004 we have fully transitioned away from our former inter-company arrangement with Microvision and currently provide all executive, investor relations, accounting and finance, human resources, information systems and facilities services with Company personnel. The following table reflects payments made for services under the former Microvision Agreement:

	2004	2003	2002
Rent	$320,000	$317,000	$292,000
Allocated Services	57,000	54,000	48,000
Fees	60,000	60,000	60,000

Total	$437,000	$431,000	$400,000

Results of Operations

Revenue. Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices. We entered into a $1.6 million contract in August 2001 with a government agency that was renewed in October 2002 for $1.0 million, again in November 2003 for $950,000 and recently in January 2005 for $1.1 million. We entered into a feasibility study with a government contractor in December 2002 for $149,000 that was extended in 2003 for an additional $400,000 until shifting governmental funding priorities terminated the project. We entered into a contract with a governmental agency in August 2003 for $497,000 that was renewed in December 2004 for $210,000. Our revenue from government contracting has fluctuated year to year and we expect that future periods could also fluctuate significantly.

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

Cost of Revenue. Historically, cost of revenue has consisted primarily of the direct and allocated indirect costs of performing on development contracts. Direct costs include labor, materials and other costs incurred directly in performing specific projects. Indirect costs include labor and other costs associated with our research and product development efforts and building our technical capabilities and capacity. The cost of revenue can fluctuate substantially from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred. The cost of revenue as a percentage of revenue can fluctuate significantly from period to period depending on the contract mix, the cost of future planned products and the level of direct and indirect cost incurred.

We expect that cost of revenue on a dollar basis will increase in the future as a result of anticipated sales of products, additional development contract work that we expect to perform, and commensurate growth in our personnel and technical capacity required to perform on these contracts.

Research and Development Expense. Research and development expense consists primarily of:

•	compensation for employees and contractors engaged in internal research and product development activities;

•	research fees paid to the University of Washington under a sponsored research agreement;

•	stock-based research expense relating to grants of common stock made to the University of Washington;

•	laboratory operations, outsourced development and processing work;

•	fees and expenses related to patent applications, prosecution and protection;

•	costs incurred in acquiring and maintaining licenses; and

•	related operating expenses.

A significant portion of our research and development expense to date relate to cash payments and a grant of common stock pursuant to various agreements we have with the University of Washington (“UW”). We issued 802,414 shares of common stock in January 2001 under our UW Sponsored Research Agreement, recognizing $3.0 million of research expense through February 2004. Cash payments under the Sponsored Research Agreement, following several amendments, totaled $5.0 million through December 31, 2004, and will total $5.75 million when the final payment is made in June 2005. After each amendment, we prospectively adjusted the amortization of the research payments over the revised service period. We have also paid the UW a total of $0.9 million through December 31, 2004 for additional research related to polymer materials. In addition, we have ongoing minimum royalty obligations to the UW of $75,000 annually.

We expect to continue to incur substantial research and development expense to develop commercial products using polymer materials technology. These expenses could increase as a result of continued development and commercialization of our polymer materials technology, including subcontracting work to potential development partners, expanding and equipping in-house laboratories, acquiring rights to additional technologies, hiring additional technical and support personnel and pursuing other potential business opportunities.

Marketing, General and Administrative Expense. Marketing, general and administrative expense consists primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including accounting, consulting and other operating expenses. It also consists of costs associated with corporate awareness campaigns such as web site development and participation at trade shows, corporate communications initiatives and efforts with potential customers and joint venture partners to identify and evaluate product applications in which our technology could be integrated or otherwise used.

We have fully transitioned away from our former inter-company arrangement with Microvision and currently provide all executive, investor relations, accounting and finance, human resources, information systems and facilities services with Company personnel.

We expect marketing, general and administrative expense to increase in future periods as we:

•	significantly increase our sales and marketing staff and activities as we begin commercial sales of our products; and

•	increase the level of corporate and administrative activity, including increases associated with our operation as a public company.

Interest Income and Expense. Interest income consists of earnings from investment securities. Dividend and interest income are recognized when earned. Realized gains and losses are included in other income. Interest expense consists of interest accrued on our 6.5% Convertible Promissory Notes issued in April 2004, which were repaid upon completion of our initial public offering.

Income Taxes. From inception through December 31, 2004, we have generated federal net operating loss carry forwards of approximately $34.3 million and research and development credits of approximately $868,000. Our net operating loss carry forwards begin expiring in 2018 through 2024. In some circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to use a portion of our net operating loss carry forwards. We have recorded a valuation allowance for the full amount of its potential future tax benefits.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, contract losses, bad debts, investments and contingencies and litigation. We base our estimates on historical experience, terms of existing contracts, information provided by our current and prospective customers and strategic partners, information available from other outside sources, and on various other assumptions management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies require our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue as work progresses on long-term, cost plus fixed fee and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We use this revenue recognition methodology because we can make reasonably dependable estimates of the revenue and costs. Recognized revenues are subject to revisions as the contracts progress to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revisions become known.

Contract Estimates

We estimate contract costs based on the experience of our professional researchers, the experience we have obtained in our internal research efforts, and our performance on previous contracts. We believe this allows us to reasonably estimate the tasks required and the contract costs; however, there are uncertainties in estimating these costs, such as the ability to identify precisely the underlying technical issues hindering development of the technology; the ability to predict all the technical factors that may affect successful completion of the proposed tasks; and the ability to retain researchers having enough experience to complete the proposed tasks in a timely manner. To date, we have mitigated the risk of failing to perform under these contracts by negotiating best efforts provisions, which do not obligate us to complete contract deliverables.

University of Washington Sponsored Research Agreement

We record research expense under the sponsored research agreement with the University of Washington on a straight-line basis because we do not have sufficient information to more readily determine the pattern of performance of research by the University of Washington under this agreement. Total research expenses to be recognized are based on the total expected payments to be made under the agreement. We have entered into several amendments to the original agreement, most recently in April 2004, and have extended the period of time over which payments will be made and have also changed the amount of these payments. We entered into these amendments to conserve our cash resources and to better align payments with expected performance by the University of Washington under the agreement. We prospectively adjust our expense recognition after each of these amendments. These amendments have had a significant impact on the amount of expense recognized in any one fiscal period. The Agreement ends in June 2005; scheduled payments under the Agreement will have totaled $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

Results of Operations

Comparison of Years ended December 31, 2004 and 2003

Revenue. Revenue decreased by $736,000 to $989,000 for the year ended December 31, 2004 from $1,725,000 for the year ended December 31, 2003, due primarily to a government sub-contract awarded during 2003 that was not renewed for 2004. We recognized $488,000 of revenue on this contract during 2003. Also contributing to the decline in 2004 revenues were two government contracts that we ceased working on during the fourth quarter while both contracts entered the renewal phase, causing a delay in billable revenue. Both of these contracts, together valued at $1.3 million, have been renewed for work we expect to perform and bill in 2005.

Cost of Revenue. Cost of revenue decreased by $363,000 to $651,000 for the year ended December 31, 2004 from $1,014,000 for the year ended December 31, 2003, due primarily to lower labor costs, which declined by $146,000 and overhead allocations which declined by $241,000, due to lower levels of government contract activities during 2004.

Research and Development Expense. Research and development expense decreased $3,041,000 to $4,561,000 for the year ended December 31, 2004, from $7,602,000 for the year ended December 31, 2003. Net expenses associated with our various agreements with the University of Washington declined by approximately $4.2 million in 2004 from 2003. In April 2004, the Sponsored Research Agreement (SRA) with the University of Washington was amended, reducing the total payment amount required under the agreement from $9 million to $5.75 million, and eliminating a contingent payment of $2.0 million which was originally due in May 2005. We recorded a $2.4 million benefit in 2004 to bring previously expensed costs in line with the amended payment schedule. Apart from the one-time benefit, expenses recognized under the UW Agreement, including SRA and stock amortization costs, totaled $1.6 million in 2004 compared with $2.9 million in 2003. Cash payments under the UW Agreement totaled $800,000 in 2004 compared with $1.3 million in 2003.

The following table summarizes the payments made and expenses recognized under the various UW Agreements for the comparative periods:

	2004	2003
	(in thousands)
Payments made	$800	$1,300

Sponsored research	$(1,223)	$1,924
Optical materials	50	300
Minimum royalty	75	75

Expenses recorded on payments	$(1,098)	$2,299
Amortization of stock	159	1,003

Total expense recorded	$(939)	$3,302

Non-cash stock-based compensation expense associated with stock options granted to research personnel during 2004 at prices below fair value totaled $573,000, up from $34,000 during 2003. We also incurred $162,000 more expense related to technology transfer and patent expense reimbursement with Arizona Micro Systems in 2004. In addition, we applied more resources to product development efforts in 2004 resulting in labor and research costs which were approximately $438,000 higher in 2004 compared to 2003.

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $3,318,000 to $4,588,000 for the year ended December 31, 2004 from $1,270,000 for the year ended December 31, 2003. The increased expense during 2004 was primarily attributable to non-cash amortization for stock options granted in April 2004 at below market prices of $1,320,000, expenses for additional marketing and finance personnel totaling $731,000, higher cash incentive compensation costs of $356,000, higher audit and legal fees which increased by $440,000 and other cost increases primarily related to being a public company which were approximately $300,000.

Interest Income. Interest income increased $198,000 to $237,000 for the year ended December 31, 2004 from $39,000 in 2003 due to higher levels of investments following the company’s public offering in July 2004.

Interest Expense. Interest expense was $349,000 for the year ended December 31, 2004. In April 2004, we issued $2,300,000 of 6.5% Convertible Notes together with warrants to purchase common stock. The Notes were repaid in August 2004 following our public offering. We incurred $345,000 of interest expense associated with the Notes in 2004, $44,000 of which was paid in cash for the stated interest on the Notes and $301,000 of non-cash debt issuance costs associated with the value of the warrants. There was no interest expense in 2003.

Deemed Dividend upon Issuance of Preferred Stock. In March 2004, we raised cash proceeds of $500,000 from the sale of 250,000 shares of Series B convertible preferred stock to private investors. The conversion price of the Series B convertible preferred stock issued was less than the fair value of the Class A common stock on the issuance date. As a result, we recorded a $500,000 beneficial conversion feature upon issuance of the preferred stock. This amount was immediately recorded as a deemed dividend to preferred shareholders because the Series B preferred stock had no stated term and was immediately convertible into Class A common stock.

Comparison of Years ended December 31, 2003 and 2002

Revenue. Revenue increased by $779,000 to $1,725,000 for the year ended December 31, 2003 from $946,000 for the year ended December 31, 2002. The increase in 2003 resulted from a higher level of development contract business in 2003. In 2003 and 2002, our revenue was primarily derived from development contracts with the United States government. We also derived revenue in 2003 from services provided to a semiconductor company.

Cost of Revenue. Cost of revenue increased by $684,000 to $1,014,000 for the year ended December 31, 2003 from $330,000 for the year ended December 31, 2002 due primarily to higher labor and related costs, which increased $266,000 and overhead allocations which increased by $395,000, related to increased levels of government contract activities during 2003.

Research and Development Expense. Research and development expense decreased by $698,000 to $7,602,000 for the year ended December 31, 2003 from $8,300,000 for the year ended December 31, 2002. Expenses relating to our sponsored research agreement with the University of Washington declined by $476,000 to $1,924,000 in compared to $2,400,000 recorded in 2002. As a result of the amendments made to the original research agreement during 2003 and 2002, our payments were less than the expense recorded. As of December 31, 2003 and 2002, we had paid $1,948,000 and $1,025,000 less than expense recorded, respectively. Total payments made under the agreement were $4,375,000 through December 31, 2003.

The following table summarizes the payments made and expenses recognized under the various UW Agreements for the comparative periods:

	2003	2002
	(in thousands)
Payments made	$1,300	$1,556

Sponsored research	$1,924	$2,400
Optical materials	300	300
Minimum royalty	75	75

Expenses recorded on payments	$2,299	$2,775
Amortization of stock	1,003	1,003

Total expense recorded	$3,302	$3,778

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $49,000 to $1,270,000 for the year ended December 31, 2003 from $1,221,000 for the year ended December 31, 2002. During both 2002 and 2003 we relied on our former parent for substantially all accounting, legal and certain other administrative expenses, which were consistent during the two comparative periods. These expenses were reimbursed under an inter-company agreement.

Interest Income and Expense. Interest income decreased $160,000 to $39,000 for the year ended December 31, 2003 from $199,000 for the year ended December 31, 2002. The decrease in interest income resulted from decreasing average cash and investment securities balances from 2002 through 2003 as we incurred operating losses. We incurred no interest expense in 2003 or 2002.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common stock and convertible preferred stock and, to a lesser extent, through revenues from development contracts and sales of services. We had an accumulated deficit of $38.2 million as of December 31, 2004. Our initial public offering in July 2004 provided $38.7 million in cash proceeds before offering expenses.

At December 31, 2004 we had $30.2 million in cash and cash equivalents and investment securities held for sale, some of which are classified as long term with maturities more than 12 months beyond the balance sheet date.

Net cash used in operating activities totaled $7.4 million, $4.7 million and $5.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash used in operations during 2004 increased by $2.7 million over 2003. Increased cash expenditures during 2004 were due to approximately $1.1 million in higher labor and benefit costs for corporate headcount that was added during the year, additional legal, audit and consulting fees related to public company activities totaling approximately $670,000 and higher insurance and other prepaid costs of $568,000.

Net cash used in investing activities during 2004 totaled $27.2 million and was primarily comprised of short and long term cash investments made following our public offering. During 2003 net cash provided by the sale of short term investments totaled $2.4 million. We used $378,000 to purchase capital equipment in 2004 compared with $455,000 and $562,000 in 2003 and 2002, respectively. Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase production equipment, computer hardware and software, laboratory equipment and furniture and fixtures to support our growth. Capital expenditures are expected to increase in the future as we expand our operations.

Cash provided by financing activities was $37.5 million in 2004 and $2.6 million in 2003. The increase in cash provided by financing activities resulted primarily from increases in the net proceeds from the issuance of stock and notes as follows:

•	In August 2003 through October 2003, we raised $2.6 million, net of issuance costs, from the sale of Series B preferred stock.

•	In March 2004, we raised an additional $500,000 from the sale of Series B preferred stock.

•	In April 2004, we issued $2.3 million of 6.5% convertible promissory notes, together with warrants to purchase 115,000 shares of common stock. These notes were payable on demand upon completion of our public offering. The warrants carry an exercise price of $7.20 and expire in 2009. All of the Notes were repaid following our July stock offering.

•	In July 2004 we completed our IPO raising $37 million, net of underwriters discounts and offering expenses.

No cash was provided by financing activities in 2002.

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.

We expect that our cash used in operations will increase during 2005 and beyond as a result of:

•	increased production spending as our products are accepted and sold;

•	increased spending on marketing activities as our products are introduced into our target markets;

•	the addition of sales, marketing, technical and other staff to sell products, meet production needs and continue with future development efforts;

•	purchases of additional laboratory and production equipment;

•	the development of strategic relationships with systems and equipment manufacturers; and

•	increases in our general and administrative activities related to our operations as a public company and related corporate compliance requirements.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations at least through the end of 2006 (See Risk Factors). We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

The following table lists our contractual obligations as of December 31, 2004:

	Year Ending December 31,
	2005	2006	2007	2008	There- after
Contractual Obligations:
Operating leases	$323	$86	—	—
Minimum payments under research, royalty and licensing agreements†	825	75	75	75	$450

Total	$1,148	$161	$75	$75	$450

†	Royalty and license obligations continue through the lives of the underlying patents.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are evaluating the alternative methods for implementing SFAS No. 123(R). If we elect to implement SFAS No. 123(R) on July 1, 2005 using the modified prospective method, we expect that the impact on 2005 earnings will be in the range of $1.5 to $2.6 million.

RISK FACTORS THAT MAY AFFECT OUR RESULTS

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential products. As a result of these activities, we incurred net losses of $29.3 million from inception through December 31, 2003, and $8.9 million for the twelve months ended December 31, 2004. We anticipate that we will continue to incur operating losses through at least 2005. As of December 31, 2004, we had an accumulated deficit of $38.2 million.

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

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

•	establish product sales and marketing capabilities;

•	establish and maintain markets for our potential products;

•	identify, attract, retain and motivate qualified personnel;

•	continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using polymer materials;

•	develop expanded product production facilities and outside contractor relationships;

•	maintain our reputation and build trust with customers;

•	improve existing and implement new transaction-processing, operational and financial systems.

•	scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;

•	contract for or develop the internal skills needed to master large volume production of our products; and

•	fund the capital expenditures required to develop volume production due to the limits of our available financial resources.

We are entering new markets, and if we fail to accurately predict growth in these new markets, we may suffer substantial losses.

We are devoting significant resources to the development of products and the support of marketing and sales efforts in new markets, such as the WiFi market and the disposable biochip and broader proteomics markets. We expect to continue to seek to identify and develop products for new markets. New markets change rapidly and we cannot assure you that they will grow or that we will be able to accurately forecast market demand, or lack thereof, in time to respond appropriately. Our investment of resources to develop products for these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses. In addition, as we enter new markets, there is a significant risk that:

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

We expect to sell many of our products directly to research laboratories and commercial customers or through potential industry partners. For example, we expect to offer disposable bio-chips to research labs and customers who will use them in DNA analysis and protein discovery. Our ability to generate revenues depends significantly on the extent to which potential customers and other potential industry partners develop, promote and sell systems that incorporate our products. Any failure by potential customers and other potential industry partners to successfully develop and market systems that incorporate our products could adversely affect our sales. The extent to which potential customers and other industry partners develop, promote and sell systems incorporating our products is based on a number of factors that are largely beyond our ability to control.

Our future growth will suffer if we do not achieve sufficient market acceptance of our products.

We are developing nanotechnology-enabled polymer-based products. We do not know when a market for these products will develop, if at all. Our success depends, in part, upon our ability to gain market acceptance of our products. To be accepted, our products must meet the technical and performance requirements of our potential customers. The WiFi antenna and biochip markets are evolving rapidly and involve many competitors and competing technologies, and the optical communications industry is currently fragmented with many competitors developing different technologies. We expect that only a few of these technologies will ultimately gain market acceptance. Products based on polymer materials may not be accepted by OEMs and systems integrators of optical communications networks. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products. If the markets we are targeting fail to accept polymer-based products or determine that other products are superior, we may not be able to achieve market acceptance of our products.

All of our current products are still in the development stage or are being tested by potential customers. We cannot assure you that these customer tests will be successful or that they will result in actual sales of our products.

Achieving market acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by customers. We may be unable to offer products that compete effectively due to our limited resources and operating history. Also, certain large corporations may be predisposed against doing business with a company of our limited size and operating history. Failure to achieve broad acceptance of our products by customers and to compete effectively would harm our operating results.

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

Many of our products will have long sales cycles, which may cause us to expend resources without an acceptable financial return and which makes it difficult to plan our expenses and forecast our revenues.

Many of our products will have long sales cycles that involve numerous steps, including initial customer contacts, specification writing, engineering design, prototype fabrication, pilot testing, regulatory approvals (if needed), sales and marketing and commercial manufacture. During this time, we may expend substantial financial resources and management time and effort without any assurance that product sales will result. The anticipated long sales cycle for some of our products makes it difficult to predict the quarter in which sales may occur. Delays in sales may cause us to expend resources without an acceptable financial return and make it difficult to plan expenses and forecast revenues.

We will require additional capital to continue to fund our operations. If we do not obtain additional capital, we may be required to substantially limit our operations.

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we will be able to fund our operations at least through 2006. We will require additional capital to continue to fund our operations in future periods. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Such financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

We currently rely heavily on a small number of development contracts with the U.S. Department of Defense and government contractors. The termination or non-renewal of one or more of these contracts could significantly reduce our revenue.

In 2004, 2003 and 2002, 99%, 99% and 100%, respectively, of our revenue was derived from performance on a limited number of development contracts with various agencies within the U.S. Department of Defense and with General Dynamics, a government subcontractor. Any significant disruption or deterioration of our relationships with either the Department of Defense or General Dynamics could significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and we expect such contracts will be a significant percentage of our revenue for the foreseeable future.

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

Some of our products in development are directed at the telecommunications and networking markets, which continue to be subject to overcapacity and slow growth or decline.

We intend over the next several years to derive a substantial portion of our sales from product sales in the telecommunications and networking markets, including sales of our electro-optic devices and smart antennas. We have not yet made any commercial sales of these products, and developments that adversely affect the telecommunications or networking markets, including delays in traffic growth and changes in U.S. government regulation, could halt our efforts to generate revenue or cause revenue growth to be slower than anticipated from sales of electro-optic modulators and antenna products. Reduced spending and technology investment by telecommunications companies may make it more difficult for our products to gain market acceptance. Such companies may be less willing to purchase new technology such as ours or invest in new technology development when they have reduced capital expenditure budgets.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

Substantially all of our revenues to date have been generated from a limited number of development contracts with the U.S. government and government contractors. Our revenues have varied significantly based on when government contracts commence or end and whether they receive funding appropriations. Because we intend to expand into commercial sales of our potential products, we are unable to accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

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

We currently have limited sales and marketing capabilities. To date, we have relied on sales and marketing leadership from our Chief Executive Officer, Mr. Mino, our Chief Technology Officer, Dr. Petcavich, and our Vice President of Sales and Marketing, Mr. Lykken. We will need to either hire more sales personnel with expertise in the markets we intend to address or contract with others to provide for sales support. Although our potential products are all based on our polymer materials technology, the potential products themselves address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ. In addition, the markets in which we operate are highly complex and technical; we may not have adequate expertise at Lumera to adequately market our products. We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our potential products. Co-promotion or other marketing arrangements with others to commercialize products could significantly limit the revenues we derive from these products, and these parties may fail to commercialize such products successfully.

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

The technology we license from various third parties may be subject to government rights and retained rights of the originating research institution.

We license technology from the University of Washington and various other research institutions or companies. Many of our partners and licensors have obligations to government agencies or universities. Under their agreements, a government agency or university may obtain certain rights over the technology that we have developed and licensed, including the right to require that a compulsory license be granted to one or more third parties selected by the government agency.

In addition, our partners often retain certain rights under their licensing agreement with us, including the right to use the technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our partners limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

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

Our future success will also depend on our ability to attract, retain and motivate highly skilled personnel. In particular, we will need to hire a significant number of technical personnel. Competition for highly educated qualified personnel in the polymer as well as bio-tech industries is intense. If we fail to hire and retain a sufficient number of qualified engineering, sales and technical personnel, we will not be able to maintain or expand our business.

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

We have entered into manufacturing arrangements with a number of third party manufacturers and intend to enter into agreements with additional corporate partners, OEMs and other third parties. Currently, our antenna products are assembled by third-party manufacturers. We contract with manufacturing companies to perform various portions of our product manufacturing, testing, assembly and shipping and purchase components to be used in our potential products from third-party vendors. If these third parties do not timely complete our orders, or do not properly manufacture our products, our reputation could be harmed, and our revenues could decline. We cannot assure you that we will be able to negotiate arrangements with these third parties on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot maintain our current relationships or establish new arrangements, we will require additional capital to undertake those activities on our own and will require manufacturing expertise that we do not currently possess and that may be difficult to obtain.

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

We recently transitioned away from our dependence on Microvision, Inc. to provide various accounting, administrative and personnel services. We are in the process of implementing complex transaction accounting, operational and financial systems, procedures and controls necessary to properly control and report on business activities. Deficiencies in the design and operation of our systems, procedures and controls, including internal controls over financial reporting, or our ability to attract and retain qualified personnel to operate these systems could adversely affect our ability to record, process, summarize and report material financial information.

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

We are developing certain polymer-based products that we believe the United States government and other governments may be interested in using for military and information gathering or anti-terrorism activities. United States government export regulations may restrict us from selling or exporting these potential products into other countries, exporting our technology to those countries, conveying information about our technology to citizens of other countries or selling these potential products to commercial customers. We may be unable to obtain export licenses for products or technology if necessary. We currently cannot assess whether national security concerns would affect our potential products and, if so, what procedures and policies we would have to adopt to comply with applicable existing or future regulations.

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

As part of our business strategy, we have developed relationships and entered into agreements with strategic partners, such as with Helix BioPharma, the University of Washington and Arizona Microsystems, to conduct research and development of technologies and products. We expect to continue to evaluate similar opportunities. For these efforts to be successful, we must identify partners whose competencies complement ours. We must also successfully enter into agreements with them on terms attractive to us, and integrate and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into agreements with acceptable partners or negotiating favorable terms in these agreements. Also, we may be unsuccessful in integrating the resources or capabilities of these partners. In addition, our strategic partners may prove difficult to work with or less skilled than we originally expected. If we are unsuccessful in our collaborative efforts, our ability to develop and market products could be severely limited.

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

Microvision currently owns securities representing more than 33% of our voting securities. Two of our six current directors, including the Chairman of our board of directors, are also directors of Microvision. Our interests may not always be aligned with Microvision’s. We do not have formal guidelines for dealing with potential conflicts of interest, but will address any such conflicts on a case by case basis. Microvision will continue to have the ability to exert considerable influence over our direction for the foreseeable future. Microvision recently announced that it had pledged 1,750,000 shares of our stock held by it to secure a financing. Some or all of that stock and the other 3,683,777 shares held by Microvision may be publicly distributed over the next two years, which could cause a substantial decrease in our stock price.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment policy restricts the types of investments we make to ensure principal preservation and liquidity. Our cash investments, which are all classified as available for sale according to their various maturity dates, are recorded on our balance sheet at their fair value. Any unrealized gains or losses are reported as a component of comprehensive income (loss). We do not leverage any of our investments, nor do we hold them for the purpose of trading.

We invest so that approximately 60 days of operating expenses are either held in cash or are within 30 days of maturity. Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not significant. A one-percent change in market interest rates would have approximately a $200,000 impact on the fair value of the investment securities.

I TEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LUMERA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholders of

Lumera Corporation.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lumera Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Prior to July 28, 2004, the Company was a subsidiary of Microvision, Inc.. As discussed in Note 3, the Company had extensive transactions and relationships with that entity for each of the three years ended December 31, 2004.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 29, 2004

LUMERA CORPORATION

BALANCE SHEETS

	December 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$3,505,000	$560,000
Investment securities, available-for-sale, current	15,460,000	—
Accounts receivable	32,000	151,000
Costs and estimated earnings in excess of billings on uncompleted contracts	3,000	166,000
Prepaid stock-based research costs	—	159,000
Other current assets	623,000	55,000

Total current assets	19,623,000	1,091,000
Investment securities, available-for-sale, long-term	11,216,000	—
Property and equipment, net	2,047,000	2,867,000
Other assets	—	100,000

TOTAL ASSETS	$32,886,000	$4,058,000

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$416,000	$159,000
Payable to related party	—	42,000
Current portion of research liability	101,000	—
Accrued liabilities	976,000	576,000

Total current liabilities	1,493,000	777,000
Research liability	—	1,948,000
Other long-term liabilities	—	16,000

Total liabilities	1,493,000	2,741,000

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
Mandatorily redeemable convertible preferred stock, no par value, 5,500,000 shares authorized; 3,735,025 issued and outstanding at December 31, 2003; aggregate liquidation preference of $26,670,000 at December 31, 2003	—	27,206,000

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 120,000,000 shares authorized; 16,546,430 shares issued and outstanding at December 31, 2004	16,000	—
Class A Common stock, no par value, 20,000,000 shares authorized; 802,414 shares issued and outstanding at December 31, 2003	—	3,361,000
Class B Common stock, no par value, 10,000,000 shares authorized; 5,370,000 issued and outstanding at December 31, 2003	—	105,000
Additional Paid-in Capital	70,435,000	—
Deferred stock-based compensation	(666,000)	(31,000)
Accumulated other comprehensive gain (loss)	(145,000)	—
Accumulated deficit	(38,247,000)	(29,324,000)

Total shareholders’ equity (deficit)	31,393,000	(25,889,000)

TOTAL LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)	$32,886,000	$4,058,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENT OF OPERATIONS

	Year ended December 31,
	2004	2003	2002
Revenue	$989,000	$1,725,000	$946,000
Cost of revenue	651,000	1,014,000	330,000

GROSS PROFIT	338,000	711,000	616,000

Research and development expense	4,561,000	7,602,000	8,300,000
Marketing, general and administrative expense	4,588,000	1,270,000	1,221,000

Total operating expenses	9,149,000	8,872,000	9,521,000

Loss from operations	(8,811,000)	(8,161,000)	(8,905,000)
Interest income	237,000	39,000	199,000
Interest expense	(349,000)
Realized gain on sale of investment securities	—	39,000	8,000

Net loss	(8,923,000)	(8,083,000)	(8,698,000)
Deemed dividend upon issuance of mandatorily redeemable convertible preferred stock	(500,000)	—	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(9,423,000)	$(8,083,000)	$(8,698,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.89)	$(1.31)	$(1.41)

WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	10,613,606	6,172,400	6,172,400

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 31, 2001 TO DECEMBER 31, 2004

	Mandatorily Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Common Stock—A		Common Stock—B		Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	$	Shares	$	$	Shares	$	Shares	$	$	$	$	$
Balance at December 31, 2001	2,400,000	$24,603,000				802,414	$3,210,000	5,370,000	$105,000	$(33,000)	$66,000	$(12,543,000)	$(9,195,000)
Issuance of options for services							133,000						133,000
Reversal of deferred comp expense for departed employees							(18,000)			18,000
Amortization of deferred compensation										7,000			7,000
Other comprehensive income											(7,000)		(7,000)
Net Loss												(8,698,000)	(8,698,000)

Balance at December 31, 2002	2,400,000	24,603,000				802,414	3,325,000	5,370,000	105,000	(8,000)	59,000	(21,241,000)	(17,760,000)
Issuance of mandatorily redeemable convertible preferred stock for cash, net of issuance costs of $67,000	1,335,000	2,603,000					—			—			—
Issuance of options for services							36,000			(36,000)			—
Amortization of deferred compensation										13,000			13,000
Other comprehensive income											(59,000)		(59,000)
Net Loss												(8,083,000)	(8,083,000)

Balance at December 31, 2003	3,735,000	27,206,000				802,414	3,361,000	5,370,000	105,000	(31,000)	—	(29,324,000)	(25,889,000)
Issuance of mandatorily redeemable convertible preferred stock and related beneficial conversion feature	250,000						500,000						500,000
Deemed dividend related to beneficial conversion feature		500,000					(500,000)						(500,000)
Issuance of Common Stock, net of offering costs of $1,995,000			6,000,000	$6,000	$36,730,000								36,736,000
Conversion of mandatorily redeemable convertible preferred stock and Common B to Common Stock	(3,985,000)	(27,706,000)	10,484,745	10,000	31,162,000	(802,414)	(3,361,000)	(5,370,000)	(105,000)				27,706,000
Deferred Compensation related to options issued					2,032,000					(2,032,000)			—
Issuance of options for services					571,000								571,000
Deemed dividend to Microvision related to options issued to Microvision employee					(272,000)								(272,000)
Value of warrants issued in connection with convertible notes					301,000								301,000
Reversal of deferred compensation expense for cancelled options					(112,000)					112,000			—
Exercise of Warrants			38,935										—
Exercises of options			22,750		23,000								23,000
Amortization of deferred compensation										1,285,000			1,285,000
Other comprehensive income							—				(145,000)		(145,000)
Net Loss												(8,923,000)	(8,923,000)

Balance at December 31, 2004	—	$—	16,546,430	$16,000	$70,435,000	—	$—	—	$—	$(666,000)	$(145,000)	$(38,247,000)	$31,393,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2004	2003	2002
Net loss	$(8,923,000)	$(8,083,000)	$(8,698,000)
Other comprehensive income (loss)—Unrealized gain (loss) on investment securities, available-for-sale:
Unrealized holding gains (losses) arising during period	(145,000)	(20,000)	1,000
Less: Reclassification adjustment for gains realized in net loss	—	(39,000)	(8,000)

Net unrealized gain (loss)	(145,000)	(59,000)	(7,000)

Comprehensive loss	$(9,068,000)	$(8,142,000)	$(8,705,000)

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(8,923,000)	$(8,083,000)	$(8,698,000)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	1,198,000	1,185,000	1,049,000
Noncash expenses related to issuance of stock, options and amortization of deferred compensation	1,985,000	1,041,000	1,143,000
Minority interest common stock	—	—	—
Realized gain on sale of investment securities	—	(39,000)	(8,000)
Interest on notes payable	301,000	—	—
Change in
Accounts receivable	119,000	(68,000)	85,000
Costs and estimated earnings in excess of billings on uncompleted contracts	163,000	(18,000)	155,000
Other current assets	(568,000)	57,000	283,000
Other assets	100,000	100,000	(200,000)
Accounts payable	29,000	51,000	(26,000)
Payable to related party	(42,000)	31,000	(73,000)
Accrued liabilities	142,000	136,000	66,000
Research liability	(1,847,000)	923,000	1,025,000

Net cash used in operating activities	(7,343,000)	(4,684,000)	(5,199,000)

Cash flows from investing activities
Sales of investment securities	—	2,409,000	2,311,000
Purchases of investment securities	(29,821,000)	—	—
Maturities of investment securities	3,000,000
Purchases of property and equipment	(378,000)	(455,000)	(562,000)

Net cash provided by (used in) investing activities	(27,199,000)	1,954,000	1,749,000

Cash flows from financing activities:
Proceeds from issuance of convertible notes	2,300,000	—	—
Principal payments on convertible notes	(2,300,000)	—	—
Net proceeds from issuance of common stock	36,964,000	—	—
Net proceeds from the exercise of stock options	23,000	—	—
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	500,000	2,603,000	—

Net cash provided by financing activities	37,487,000	2,603,000	—

Net (decrease) increase in cash and cash equivalents	2,945,000	(127,000)	(3,450,000)
Cash and cash equivalents at beginning of period	560,000	687,000	4,137,000

Cash and cash equivalents at end of period	$3,505,000	$560,000	$687,000

Value assigned to warrants issued in connection with convertible note	$301,000	$—	$—

Unrealized loss in investment securities, available-for-sale	$(145,000)	$—	$—

Accrued offering costs included in accounts payable	$228,000	$—	$—

Accrued liability for non-cash stock compensation	$266,000	$—	$—

Noncash additions to property and equipment	$—	$—	$173,000

Interest Paid	$44,000	$—	$—

Deemed dividend upon issuance of options to Microvision Employee	$272,000	$—	$—

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Lumera Corporation (the “Company” or “Lumera”) was incorporated in Washington State in 1999 and reincorporated in Delaware in 2004, and was established to develop, manufacture and market devices using proprietary polymer materials. Until December 31, 2003, the Company was considered to be in the development stage. In early 2004, the Company commercialized the devices for potential wireless networking and optical networking applications and had largely completed financial planning, establishing sources of supply, acquiring plant and equipment and recruiting personnel. Therefore, the Company was considered to have exited the development stage in 2004. On July 26, 2004, Lumera completed its initial public offering (“IPO”) of 6.0 million shares of common stock at an offering price of $6.95 per share, raising proceeds of $38.7 million before expenses. The Company was a majority owned subsidiary of Microvision, Inc. (“Microvision”) until its IPO (see Note 3).

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s management has identified revenue recognition and accounting for research payments under the University of Washington agreements as areas where significant estimates and assumptions have been made in preparing the financial statements. The Company also evaluates the requirement for allowances for uncollectible receivables, and valuation allowances for deferred income tax assets.

Cash and Cash Equivalents—The Company considers all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less to be cash equivalents. Management determines the appropriate classification of investment securities at the time of purchase and evaluates such designation as of each balance sheet date. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders’ equity (deficit) as a component of other comprehensive income (loss), unless the loss is deemed to be other-than-temporary, in which case it is recognized immediately as an expense. Dividend and interest income are recognized when earned. Realized gains and losses are included in interest income or expense. The cost of securities is based on the specific identification method.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and investments. The Company has a cash investment policy that generally restricts investments to ensure preservation of principal and maintenance of liquidity. The Company typically does not require collateral from its customers. The Company makes provision for doubtful accounts when required. To date, the Company has not experienced any bad debts.

Revenue Recognition—Revenue has primarily been generated from research and development cost reimbursement contracts for the United States government. Revenue on such contracts is recorded using the percentage-of-completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. The Company evaluates the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

In August 2001, the Company entered into a $1,623,000 contract with a government agency to develop new electro-optic polymer materials appropriate for the fabrication of a wideband optical modulator demonstration system.

In October 2002, the Company entered a $1,030,000 contract modification with a government agency to continue to develop new electro-optic polymer materials appropriate for the fabrication of a wideband optical modulator demonstration system.

In December 2002, the Company entered into a feasibility study to assess prospects of developing an electro-optic organic polymer with a government subcontractor for $149,000 that was extended into a Phase II in 2003 for an additional $400,000.

In August 2003, the Company entered into a $497,000 contract with a government agency to develop ultra-linear optical waveguide modulator technology.

In November 2003, the Company entered into a $950,000 contract extension with a government agency to continue development of electro-optical polymer materials and devices for wideband optical modulators.

In December 2004, the Company entered into a $210,000 contract extension with a government agency to develop ultra-linear optical waveguide modulator technology.

In December 2004, the company entered into a $1,120,000 contract extension with a government agency to continue development of electro-optical polymer materials and devices for wideband optical modulators.

All of the Company’s current and prior contracts with the government have been or are cost plus fixed fee type contracts. Under the terms of a cost plus fixed fee contract, the United States government reimburses the Company for actual direct and indirect costs incurred in performing the contracted services. The Company is under no obligation to spend more than the contract value to complete the contracted services. In addition, completion of the contracted services is generally on a best efforts basis. If the services are not completed, the government has the option to negotiate a follow-on contract to complete the services or to not pursue the services further with the Company. Contract deliveries consist of monthly financial reports, periodic technical reports and any devices if they have been successfully fabricated. There are no contractual provisions for repayments of any amounts disbursed to date under these contracts. The United States government accounted for 99% of revenues in 2004 and 2003 all of the Company’s revenues in 2002.

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to a customer because the amounts were not contractually billable at the balance sheet date. The Company was contractually able to bill 100% and 95% of the balance at December 31, 2004 and 2003, respectively, within 30 days of the respective year end.

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the term of the lease.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of property and equipment at December 31 follows:

	2004	2003
Computer equipment	$491,000	$297,000
Furniture and office equipment	20,000	20,000
Lab equipment	3,244,000	3,125,000
Leasehold improvements	2,727,000	2,662,000

	$6,482,000	$6,104,000
Less: Accumulated depreciation	(4,435,000)	(3,237,000)

	$2,047,000	$2,867,000

Depreciation expense was $1,198,000, $1,185,000 and $1,049,000 for December 31, 2004, 2003 and 2002, respectively.

Valuation of Long-Lived Assets—The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset, or group of assets. Generally, fair value will be determined using valuation techniques such as present value of expected future cash flows.

Research and Development—Research and development costs are expensed as incurred. As described in Note 10, the Company issued shares of common stock in connection with a research agreement. The value of these shares is amortized over the period of the research agreement.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Income Taxes—The Company has filed a separate tax return since inception. The Company follows the liability method of accounting for income taxes. This liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock Based Compensation—The Company has a stock-based employee compensation plan, which is described further in Note 7. The Company accounts for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations. The Company complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires fair value recognition for employee stock-based compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Total non-cash stock option expense related to employee and director awards was $1,285,000, $6,000, and $7,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Had compensation cost for employee options been determined using the fair values at the grant dates, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below:

	For the year ended December 31,
	2004	2003	2002
Net loss available to common shareholders, as reported	$(9,423,000)	$(8,083,000)	$(8,698,000)
Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	$1,285,000	$6,000	$7,000
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	$(2,009,000)	$(245,000)	$(634,000)

Net loss available to common shareholders, pro forma	$(10,147,000)	$(8,322,000)	$(9,325,000)

Net loss per share, as reported (basic and diluted)	$(0.89)	$(1.31)	$(1.41)

Net loss per share, pro forma (basic and diluted)	$(0.96)	$(1.35)	$(1.51)

See Note 7 for the assumptions used in calculating the fair values of employee options.

Net Loss per Share—Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities.

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock for all periods presented, and Series A and Series B convertible preferred stock for 2003 and 2002 and periods prior to the IPO in 2004. Total common stock options and common stock warrants not included in the calculation of diluted earnings per share were 1,893,630, 1,069,180 and 797,430 for December 31, 2004, 2003 and 2002, respectively.

Recent Accounting Pronouncements—On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are evaluating the alternative methods for implementing SFAS No. 123(R). If we elect to implement SFAS No. 123(R) on July 1, 2005 using the modified prospective method, we expect that the impact on 2005 earnings will be in the range of $1.5 to $2.6 million.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.	INVESTMENT SECURITIES-AVAILABLE-FOR-SALE

The Company had available-for-sale investment securities at December 31, 2004, the estimated fair value of which totaled $15,460,000 for securities with maturities of one year or less and $11,216,000 for securities with maturities greater than one year. The Company had no available-for-sale investment securities at December 31, 2003. All investment securities have been classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders’ equity. The Company had unrealized losses on investment securities of $145,000 and $20,000 for the years ending December 31, 2004 and 2003, respectively. At December 31, 2004, management has concluded that these unrealized losses are temporary due to the Company’s ability to hold these investments to maturity.

The Company had no net realized gains (losses) on investment securities for the year ending December 31, 2004. Realized losses were $39,000 and $8,000 for the years ended December 31, 2003 and 2002, respectively.

3.	RELATED PARTY TRANSACTIONS

Since inception until July 2004 the Company was a majority owned subsidiary of Microvision, Inc. At December 31, 2003, Microvision had the following ownership interests in the Company:

2003
Class B common stock	87.5%
Series A convertible preferred stock	11.0%
Series B convertible preferred stock	32.5%

In July 2004, all outstanding shares of the Company’s Series A convertible preferred stock, Series B convertible preferred stock and Class B common stock were automatically converted to common stock upon completion of the Company’s IPO in July 2004. Prior to the IPO, Microvision owned approximately 52% of the Company’s outstanding common stock on an as if converted basis. Following completion of the IPO, Microvision’s ownership percentage is approximately 33%. Additionally, the Chief Executive Officer of Microvision, Richard F. Rutkowski, is a member of the board of directors of both Microvision and the Company. Microvision and the Company also share one other common director.

In February 2004, the Company agreed to pay Mr. Rutkowski a $5,000 monthly retainer to supplement our management team during our public offering. During this retainer period, which ended in July 2004, Mr. Rutkowski also performed his role as chief executive officer of Microvision. We also paid Mr. Rutkowski a one-time fee of $100,000 upon the successful completion of our convertible note financing in April 2004. The company recognized $130,000 of administrative expense during this period. In addition, we paid Mr. Rutkowski a one-time fee of $100,000 upon the participation in and successful completion of our initial public offering, which was treated as a cost of raising capital. The boards of both Microvision and Lumera approved paying Mr. Rutkowski these fees.

During 2002, 2003 and 2004, the Company was allocated lease and utilities costs from Microvision under a month-to-month lease. In addition, the Company was charged a $5,000 per month fee to reimburse Microvision for certain other charges not directly incurred by the Company.

In 2004, the Company entered into a sublease agreement with Microvision for its corporate facilities at a base rate of approximately $21,000 per month, plus common area charges, which is effective through April 6, 2006.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following are a summary of charges from Microvision to the Company for each year ended December 31:

	2004	2003	2002
Rent	$320,000	$317,000	$292,000
Allocated Services	57,000	54,000	48,000
Fees	60,000	60,000	60,000

Total	$437,000	$431,000	$400,000

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2004	2003
Employee and benefit-related liabilities	$363,000	$325,000
Compensated absences	$81,000	$64,000
Professional fees	493,000	67,000
Payables to University of Washington	19,000	69,000
Other	20,000	51,000

	$976,000	$576,000

5.	INCOME TAXES

No provision for income taxes has been recorded for any periods presented since the Company has incurred net losses from the date of inception.

At December 31, 2004, the Company had $34.3 million of federal net operating loss carry forwards, which may be used to offset future taxable income. These carry forwards expire beginning in 2018 through 2024. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carry forwards that can be utilized if certain changes in the Company’s ownership occur.

At December 31, 2004 the Company had $868,000 of research and experimentation credits carry forwards which will expire beginning in 2019 through 2024.

Deferred taxes consist of the following at December 31:

	2004	2003
Deferred income tax assets
Net operating loss carryforwards	$11,673,000	$9,262,000
R&D credit carryforwards	$868,000	$692,000
Other	$1,194,000	$642,000

Gross deferred tax assets	13,735,000	10,596,000
Less: valuation allowance	(13,735,000)	(10,596,000)

Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance for the full amount of its deferred tax assets at December 31, 2004 and 2003, as the Company believes it is more likely than not that the deferred tax assets will not be realized.

The valuation allowance and the research and experimentation credits account for substantially all of the difference between the Company’s effective income tax rate and the Federal statutory rate of 34%.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.	SHAREHOLDERS’ EQUITY (DEFICIT)

At December 31, 2004, the authorized capital of the Company consisted of 120 million shares of Common Stock, of which 1,521,080 shares are reserved for options granted under the Company’s 2000 Stock Option Plan and 2,500,000 shares are reserved for outstanding and future option grants under the Company’s 2004 Equity Incentive Plan. The Company also has 30,000,000 shares of authorized undesignated preferred stock, none of which have been issued.

In July 2004 the Company completed its initial public offering (IPO), issuing 6 million shares of common stock at $6.95 per share. Upon completion of the IPO all outstanding shares of the company’s Common A and B and Preferred A and B shares were automatically converted to common shares. At December 31, 2004 there were 16,546,430 shares of common stock outstanding.

Common Stock—In March 2000, the Company issued 4,700,000 shares of its Class B common stock to Microvision, Inc. and 670,000 shares of its Class B common stock to certain Microvision directors, executives, and other individuals (“individuals”). The shares issued to Microvision were valued at $94,000 and the proceeds were offset against the outstanding loan balance due. The shares issued to the individuals were valued at $12,000 and were issued subject to subscription loans, for which cash was received in November 2000.

In January 2001, the Company issued 802,414 shares of Class A common stock valued at $3,009,000 in connection with the research agreement described in Note 10.

Upon the Company’s initial public offering in July 2004 all shares of common A and B were automatically converted to Common Stock on a one-for-one basis.

Convertible Preferred Stock—In August through October 2003, the Company raised $2,670,000 (before issuance costs of $67,000) from the sale of 1,335,025 shares of Series B convertible preferred stock to private investors. In March 2004, the Company raised $500,000 from the sale of 250,000 shares of Series B convertible preferred stock to private investors issued in March 2004. The $2 per share conversion price of the Series B convertible preferred stock issued was less than the fair value of the Class A common stock on the issuance date. As a result, the Company recorded a $500,000 beneficial conversion feature upon issuance of the preferred stock. This amount was immediately recorded as a deemed dividend to preferred shareholders because the Series B convertible preferred stock had no stated term and was immediately convertible into Class A common stock.

Upon the Company’s initial public offering in July 2004 all shares of convertible preferred stock were automatically converted to Common Stock. Each Series A Preferred share was converted into 1.14 shares of common stock in accordance with anti-dilution provisions enacted upon the sale of the Preferred B shares resulting in 2,727,291 shares of common stock issued in exchange for 2,400,000 Series A Preferred shares. Each share of Series B Preferred was exchanged for common shares on a one-for-one basis, resulting in the issuance of 1,585,025 shares of common stock issued in exchange for the Series B Preferred shares.

Dividends—No dividends on convertible preferred stock or common stock have been declared from inception through December 31, 2004.

Arizona Microsystems, L.L.C. warrants exercised—In October 2002, the Company issued a warrant to purchase 164,000 shares of Class A common stock at an exercise price of $3.65 per share to Arizona Microsystems, L.L.C. for use of certain technology. These warrants were exercised in a cashless transaction for 38,935 shares of common stock in July 2004.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.	STOCK OPTIONS

Stock Option Plans—In 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provided for the granting of stock options to employees, consultants and non-employee directors of the Company. The Company reserved 3,000,000 shares of Class A Common Stock for issuance pursuant to the 2000 Plan. Following the adoption of the 2004 Equity Incentive Plan in July 2004, no more options will be issued under the 2000 Stock Option Plan. Grants, net of shares exercised and forfeited, under the Company’s 2000 Stock Option Plan totaled 1,521,080 shares at December 31, 2004.

In July 2004, the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”). Awards under the Plan, can be a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units (including restricted stock units), performance awards, cash awards and other awards not described that are convertible into or otherwise based on the Company’s stock.

The 2004 Plan established an initial option pool of 2,000,000 shares plus an annual increase beginning in 2005, equal to the least of (i) 2,000,000 shares, (ii) 13.4% of the number of shares of Stock outstanding as of the Company’s immediately preceding fiscal year, or (iii) such lesser amount, if any, as the Board may determine. For the 2005 Plan year, Lumera’s Board has elected to increase the option share pool by 500,000 shares.

Options under both the 2000 plan and the 2004 Plan may be granted for periods up to 10 years. Options granted under either plan may be either Incentive Stock Options (“ISO”’s) or non-qualified stock options. The exercise price of an ISO cannot be less than 100% of the estimated fair value of the common stock at the date of grant. To date, options granted generally vest over four years.

A summary of stock compensation expense for each period is as follows:

	For the twelve months ended December 31,
	2004	2003	2002
Employees	$644,000	$6,000	$7,000
Directors	641,000	—	—
Third Party	608,000	32,000	—

	$1,893,000	$38,000	$7,000

Component of:
Research and development	$573,000	$35,000	$2,000
Marketing, general and administrative	1,320,000	3,000	5,000

	$1,893,000	$38,000	$7,000

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table presents activity under the Plans:

	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2000	167,250	$1.01
Granted
Exercise price greater than fair value	411,580	$10.00	$5.11
Exercise price less than fair value	98,500	$4.23	$3.74
Forfeited	(42,500)	$0.76

Outstanding at December 31, 2001	634,830	$7.36
Granted
Exercise price greater than fair value	96,600	$10.00	$0.44
Forfeited	(98,000)	$4.63

Outstanding at December 31, 2002	633,430	$8.18
Granted
Exercise price greater than fair value	308,450	$3.38	$0.65
Forfeited	(36,700)	$10.00

Outstanding at December 31, 2003	905,180	$6.74
Granted
Exercise price greater than fair value	5,000	$2.00	$0.65
Exercise price at fair value	257,550	$6.12	$4.16
Exercise price less than fair value	709,900	$2.19	$3.99
Forfeited	(76,250)	$4.01
Exercised	(22,750)	$1.01

Outstanding at December 31, 2004	1,778,630	$4.88

The following table presents the Company’s outstanding and exercisable stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 0.50 – $1.00	75,000	5.4	$0.80	75,000	$0.80
$ 2.00 – $2.50	786,900	9.0	$2.01	440,530	$2.02
$ 3.65 – $4.00	180,750	9.0	$3.70	61,500	$3.65
$ 5.80	230,000	9.6	$5.80	110,000	$5.80
$ 8.75	27,550	9.8	$8.75	2,500	$8.75
$10.00	478,430	6.8	$10.00	415,503	$10.00

Total	1,778,630	8.3		1,105,033

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Non-Employee Options—Included in the option disclosures above are options granted to certain non-employees under the Company’s plan, as follows:

In August 2003, the Company issued options to purchase an aggregate of 164,000 shares of its Class A common stock to two consultants in connection with entering into certain consulting agreements. In April 2004, 61,500 of these shares were forfeited upon termination of one of the consulting agreements. The options have an exercise price of $3.65 per share and a 10-year life. In aggregate, 41,000 of the options were vested on the grant date. The remaining 61,500 shares vest one-third on each subsequent annual anniversary of the grant date and are subject to re-measurement at each balance sheet date during the vesting period. The aggregate value of both options was estimated at $136,000 at the grant date and December 31, 2003 and $415,000 at December 31, 2004. The fair value of these options, net of forfeited options, is being recognized as compensation expense over the two-year period of service under the agreements. Total non-cash compensation expense related to these options was $287,000 and $32,000 for the year ended December 31, 2004 and 2003. The fair values of the options were estimated at the grant date and December 31, 2003 and 2004, using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 83% for all measurement dates, respectively; risk-free interest rates of 4.4%, 4.3% and 4.1% for each of the measurement dates, respectively; and expected lives of 10 years, 9.7 years and 8.6 years for each of the measurement dates, respectively.

In March 2004, the Company granted options under the 2000 Plan to purchase 65,000 shares of Class A common stock to a Microvision employee. These options have been accounted for as a dividend to Microvision and recorded at their fair value of $272,000, in accordance with the guidance in EITF Issue No. 00-23 Issue 21, Options Granted to Employees of Entities under Common Control.

In April 2004, a member of the Company’s Board of Directors resigned, and accepted a position on the Company’s Business Advisory Board. Upon the director’s resignation, 30,000 unvested options, which vest 5,000 at the end of each subsequent quarter, were re-measured as non-employee options, the aggregate value of which was estimated to be $137,000 at the grant date and $215,000 at December 31, 2004. The fair value of these options is being recognized as compensation expense over the vesting period. Total non-cash compensation expense related to these options was $149,000 for the year ended December 31, 2004. The fair values of the options were estimated at the grant date and December 31, 2004 using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 83%; risk-free interest rates of 4.62% and 4.24%; and expected lives of 10 years and 9.5 years.

Options issued at below market price—In March 2004 the Company granted options under the 2000 Plan to its CEO and non-employee directors to purchase an aggregate of 415,000 shares of common stock with a weighted average exercise price of $2.00 per share which was below the then current market value. The aggregate value of these options was estimated at $1,230,000 and is being recognized as compensation expense over the vesting period. In April 2004, a member of the Company’s Board of Directors resigned, and accepted a position on the Company’s Business Advisory Board. Upon the director’s resignation, 30,000 unvested options were re-measured as non-employee options, reducing the aggregate value to be amortized to compensation expense by $82,000. During 2004, the Company recognized compensation expense associated with these option grants of $922,000. As of December 31, 2004, $218,000 of deferred compensation remained to be amortized.

In April 2004 the Company granted options under the 2000 Plan to its employees to purchase an aggregate of 156,650 shares of common stock at a price below the then current market value. The options have an exercise price of $2.00 per share and a 10-year life. One quarter of the options vested on July 1, 2004 with the remaining options vesting annually over the subsequent three years fully vested. In July 2004, the Company issued options under the 2000 Plan to its employees to purchase an aggregate of 78,250 shares of common stock at a price below the then current market value. The options have a weighted average exercise price of $3.76 per share and a 10-year life. The aggregate value of these option grants was estimated at $802,000 and is being recognized as compensation expense over the vesting period. During 2004, the Company recognized compensation expense associated with these option grants of $360,000. As of December 31, 2004, $413,000 of deferred compensation remained to be amortized.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair Value Disclosure—The fair values of the options granted by Lumera to employees were estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively:

	December 31,
	2004	2003	2002
Risk Free Interest Rate	3.2%	3.8%	4.6%
Expected Life (in years)	5.5	7.0	7.0
Dividend Yield	0.0%	0.0%	0.0%
Volatility	83.0%	83.0%	83.0%

8.	WARRANTS

In October 2002, the Company issued a warrant to purchase 164,000 shares of Class A common stock at an exercise price of $3.65 per share to Arizona Microsystems, L.L.C. for use of certain technology. These warrants were exercised in a cashless transaction for 38,935 common shares in July 2004.

In April 2004 the company issued warrants to purchasers of its convertible promissory notes for an aggregate of 115,000 shares of Common Stock at and exercise price of $7.20 per share. The value of the warrants granted, which are exercisable through April 21, 2009, was estimated to be approximately $344,000 using the Black Scholes option pricing model. The relative fair value of the warrants of $301,000 was be treated as a debt issuance cost and was amortized to interest expense over the one-year term of the debt.

In July 2004 the Company issued warrants to its Underwriters in connection with the Company’s initial public offering to purchase a total of 600,000 shares of Lumera common stock at a purchase price of $8.34, or 120% of the price of the Company’s shares upon completion of its IPO. The warrants are exercisable through July 28, 2009. These warrants were treated as a cost of raising capital.

Microvision holds a warrant to purchase a total of 170,546 shares of Common Stock at an exercise price of $8.80 per share. The warrant is exercisable through March 2011. The Microvision warrant, originally issued for 150,000 Series A Preferred shares at $10.00 per share, carried anti-dilution rights which, upon completion of the Company’s IPO, triggered an automatic adjustment to the number of shares and exercise price.

9.	CONVERTIBLE NOTES PAYABLE

In April 2004, the Company received cash proceeds from the issuance of convertible promissory notes in the aggregate principal amount of $2.3 million. The notes accrued interest at a rate of 6.5% per annum and were payable on demand at the earlier of March 31, 2005 or upon the closing of an underwritten public offering of the Company’s common stock. The principal amount and any accrued but unpaid interest in respect of each note was convertible, at the option of the holder, into shares of the Company’s Class A common stock. The conversion price of the Notes was stated as the lesser of $6.00 per share of common stock or the price per share offered to the public in any underwritten IPO of the Company’s common stock.

In connection with the sale of these convertible notes, the Company also issued warrants to purchase an aggregate of 115,000 shares of common stock at a price of $7.20 per share. The warrants expire in April 2009. The value of the warrants granted was estimated to be approximately $344,000 at the date of grant using the Black Scholes option pricing model. The Company allocated the proceeds to the convertible note and warrant based on their relative fair value. The relative fair value of the warrants of $301,000 was treated as a debt issuance cost and was amortized to interest expense over the one-year term of the debt.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Upon completion of the Company’s IPO in July 2004 the notes became due and payable. All of the note holders elected to receive cash payments, which resulted in principal and interest payments totaling $2,344,000 in August 2004. The unamortized debt issuance costs were recognized immediately as interest expense at that time. During 2004, the Company recognized a total of $345,000 of interest expense associated with the Notes.

10.	COMMITMENTS AND CONTINGENCIES

Agreements with the University of Washington—In October 2000, the Company entered into a license agreement (“License Agreement”) and a research agreement (“Sponsored Research Agreement”) with the University of Washington (“UW”). The License Agreement grants the Company rights to certain intellectual property including technology being developed under the sponsored Research Agreement whereby the Company has a royalty-bearing license to make, sell or sublicense the licensed technology. Under the terms of the License Agreement, the Company issued 802,414 shares of the Company’s Class A common stock to the UW. The shares, although initially subject to a vesting schedule tied to performance under the Sponsored Research Agreement, were vested in full by mutual agreement between the UW and the Company on January 8, 2001. The shares issued were valued by management at $3,009,000, based on a value of $3.75 per share on the date of issuance. Management considered a number of factors, including an independent valuation, projected cash flows from the Company’s technology and expected future products, general market conditions and the risks inherent in achieving the Company’s business plan in determining the fair value of the common shares issued. The value of the shares issued was recorded as prepaid stock-based research expense and was fully amortized to expense as of March 31, 2004.

Under the terms of the License Agreement, the Company is also required to pay certain costs related to filing and processing of patents and copyrights related to the agreements. Additionally, the Company is required to pay certain ongoing royalty payments at a minimum of $75,000 per annum. The Company has not made any royalty payments to date in excess of these minimums. These payments have been expensed as incurred.

As part of the Sponsored Research Agreement, the Company agreed to pay an aggregate of $9,000,000 in quarterly payments over three years for research services. The first payment was made on February 26, 2001. The Company expensed the total expected payments on a straight-line basis because there was no more readily determinable pattern of the performance of the research services under the agreement.

In February 2002, the Company and the UW amended the Sponsored Research Agreement to extend quarterly payments and performance through 2005. In March 2003, the Company and the UW entered into a second amendment to the Sponsored Research Agreement, which deferred certain 2003 payments until 2004. In November 2003, the Company and the UW entered into a third amendment to the Sponsored Research Agreement. Under the terms of the third amendment, the Company’s payment obligation to the UW was reduced to $125,000 per quarter from October 1, 2003 to September 30, 2004, and $300,000 for the quarter ending December 31, 2004. The amendment required the Company to make its unpaid payments of $2,000,000 by May 2005. In April 2004, the Company and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that required payments of $125,000 for the quarters ending March 31, 2004 and September 30, 2004 and eliminated a contingent payment of $2,000,000 that had been due in April 2004. For each of the quarters ending September 30, 2004 and December 31, 2004, the Company was required to pay $250,000. The agreement will terminate in 2005 after payments of $375,000 are made at the beginning of each of the first two quarters. Total payments under the Amended Sponsored Research Agreement will be $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

Subsequent to each amendment noted above, the Company prospectively adjusted the amortization of the research payments to account for the extended period over which the payments would be made and services

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

provided. As a result of these adjustments, the Company had cumulatively recognized expenses in excess of payments made of $1,948,000 at December 31, 2003. As a result of the fourth amendment and the elimination of the contingent $2 million payment in 2005, the company recognized a credit to research and development expense of $2.4 million in 2004.

In April 2004, the Company and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that required payments of $125,000 for the quarters ending March 31, 2004 and September 30, 2004 and eliminated a contingent payment of $2,000,000 that had been due in April 2004. For each of the quarters ending September 30, 2004 and December 31, 2004, the Company was required to pay $250,000. The agreement will terminate in 2005 after payments of $375,000 are made at the beginning of each of the first two quarters. Total payments under the Amended Sponsored Research Agreement will be $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

The following table summarizes payments made and expense recorded during the years ending December 31:

	2004	2003	2002
	(in thousands)
Payments made	$800	$1,300	$1,556

Sponsored research	$(1,223)	$1,924	$2,400
Optical materials	50	300	300
Minimum royalty	75	75	75

Expenses recorded on payments	$(1,098)	$2,299	$2,775
Amortization of stock	159	1,003	1,003

Total expense recorded	$(939)	$3,302	$3,778

The following table outlines future required payments and royalties related to the Sponsored Research Agreement and optical materials arrangement for the years ending December 31:

	2005	Minimum annually thereafter
	(in thousands)
Research plan payments	$750	$—
Optical materials payments	—	—
Royalties payments	75	75

Total	$825	$75

Lease Commitments—The Company has a sublease agreement with Microvision for its corporate facilities at a base rate of approximately $21,000 per month, plus common area charges, which is effective through April 6, 2006. The Company had no other significant operating or capital leases at December 31, 2004.

Claims and Litigation—In the opinion of management, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

11.	RETIREMENT SAVINGS PLAN

On August 31, 2004, the Company established its retirement savings plan (“the Plan”), which qualifies under the Internal Revenue Code Section 401(k) and covers all qualified employees. The Plan allows the

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company to match 50% of an employee’s contribution to the Plan up to a maximum 6% of the employee’s base salary. During the period from September through December 31, 2004, the Company contributed $19,000 to the Plan under the matching program. Prior to August 31, 2004 the Company’s employees participated in the Microvision retirement savings plan. The Company contributed $33,000, $43,000 and $40,000 in matching payments under the Microvision Plan in the first eight months of 2004, and 2003 and 2002, respectively.

12.	QUARTERLY FINANICAL DATA (UNAUDITED)

The following table represents certain unaudited quarterly financial information for the eight quarters ended December 31, 2004. In management’s opinion, this information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Total Revenue
2004	$316	$288	$292	$93	$989
2003	369	395	676	285	1,725
Gross Profit (Loss)
2004	122	100	128	(12)	338
2003	171	211	303	26	711
Net Loss Available to Common Shareholders
2004	(2,592)	(732)	(3,176)	(2,923)	(9,423)
2003	(2,124)	(2,082)	(1,848)	(2,029)	(8,083)
Basic and diluted net loss per share attributable to common stockholders
2004	$(0.43)	$(0.08)	$(0.24)	$(0.14)	$(0.89)
2003	(0.34)	(0.34)	(0.30)	(0.33)	(1.31)

Quarterly and annual earnings per share are calculated independently, based on the weighted average number of shares outstanding during the periods.

LUMERA CORPORATION

Schedule II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Fiscal Year	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Fiscal Period
Year ended December 31, 2001
Tax valuation allowance	$1,016,000	$3,384,000	$—	$—	$4,400,000
Year ended December 31, 2002
Tax valuation allowance	4,400,000	3,026,000	—	—	7,426,000
Year ended December 31, 2003
Tax valuation allowance	7,426,000	3,170,000	—	—	10,596,000
Year ended December 31, 2004
Tax valuation allowance	10,596,000	3,139,000	—	—	13,735,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company’s fiscal years ended December 31, 2004 and 2003.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting during the period being reported on which could materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We are required to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal control over financial reporting and include an assertion in our 2005 annual report as to the effectiveness of our internal controls over financial reporting. Subsequently, our independent registered public accounting firm, PricewaterhouseCoopers LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that would need to be addressed and remediated.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report” in the Lumera Corporation definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the next Annual Meeting of Shareholders to be held on June 2, 2005 (the “Proxy Statement”) is incorporated herein by reference. See Item 4A in Part 1 of this report for information regarding executive officers of the Company. We adopted a Code of Conduct applicable to our principal executive officer, principal financial officer, and principal accounting officer, in addition to all of our other employees, which is attached hereto as Exhibit 14.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2004.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	1,778,630	$4.88	1,742,450
Equity compensation plans not approved by securityholders	0	—	—

Total	1,778,630	$4.88	1,742,450

The other information required by this item is incorporated by reference in the Proxy Statement under the heading “Information about Microvision Common Stock Ownership.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Independent Accountants”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report

(1) Financial Statements

Balance Sheets as of December 31, 2004 and 2003

Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Statements of Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2004, 2003 and 2002

(2) None

(b)	Exhibits

See the Exhibit Index on page 62 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMERA CORPORATION

Date: March 25, 2005	By	/s/ THOMAS D. MINO
Thomas D. Mino
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 25, 2005.

Signature	Title

/s/ THOMAS D. MINO THOMAS D. MINO	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ PETER J. BIERE PETER J. BIERE	Vice President. Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT RATLIFFE ROBERT RATLIFFE	Director, Chairman

/s/ RICHARD F. RUTKOWSKI RICHARD F. RUTKOWSKI	Director

/s/ FRASER BLACK FRASER BLACK	Director

/s/ WILLIAM A. OWENS WILLIAM A. OWENS	Director

/s/ DONALD GUTHRIE DONALD GUTHRIE	Director

/s/ C. JAMES JUDSON C. JAMES JUDSON	Director

INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

3.2	Form of Amended and Restated Bylaws of the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

4.1	Form of Common Stock Certificate. Filed previously with Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on July 15, 2004, SEC File No. 333-115650.

4.2	Form of Representative’s Warrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.1	2000 Stock Option Plan of the Registrant. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.*

10.2	2004 Equity Incentive Plan of the Registrant. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.*

10.3	Sublease effective January 1, 2004, by and between Microvision, Inc. and the Registrant for facilities located at 19910 North Creek Parkway, Bothell, WA. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.4	First Amended and Restated Employment Agreement effective September 3, 2004, by and between Thomas D. Mino and the Registrant. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 5, 2004.

10.5	Sponsored Research Agreement effective October 20, 2000, by and between the University of Washington and the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.6	Exclusive Licensing Agreement effective October 20, 2000, by and between the University of Washington and the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.7	Sponsored Research Agreement Research Plan effective March 1, 2001, by and between the University of Washington and the Registrant. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

10.8	Letter Agreement dated February 26, 2002, by and between the University of Washington and the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.9	Agreement Amending Sponsored Research Agreement, Research Plan, and Exclusive Licensing Agreement dated August 28, 2002, by and between the University of Washington and the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

Exhibit Number	Description

10.10	Second Amendment to Sponsored Research Agreement, Research Plan, and Exclusive Licensing Agreement effective March 25, 2003, by and between the University of Washington and the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.11	Letter Agreement dated November 6, 2003, by and between the University of Washington and the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.12	Fourth Amendment to Sponsored Research Agreement, Research Plan, and Exclusive Licensing Agreement effective April 12, 2004, by and between the University of Washington and the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.13	Consulting Agreement dated October 1, 2002, by and between Arizona Microsystems, L.L.C. and the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.14	License Agreement effective March 27, 2004, by and between Arizona Microsystems, L.L.C. and the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.15	Form of Note and Warrant Purchase Agreement effective April 20, 2004, by and between the Registrant and the Lenders, as defined therein. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.16	Amended and Restated Investors’ Rights Agreement dated August 25, 2003, by and between the Registrant and the Investors, as defined therein. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.17†	Wideband Polymer Modulator Development Agreement with an agency of the U.S. Department of Defense, dated July 22, 2001. Filed previously with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on July 14, 2004, SEC File No. 333-115650.

10.18	Polymer-Based Linearized EO Modulator Agreement, dated August 4, 2003. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

10.19	Amendment to 2000 Stock Option Plan of the Registrant. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

10.20	Form of Convertible Promissory Note. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

10.21	Form of Common Stock Warrant. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

10.22	Warrant to Purchase 150,000 shares of Series A Preferred Stock, dated March 14, 2001. Filed previously with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on July 12, 2004, SEC File No. 333-115650.

10.23	Warrant to Purchase 164,000 shares of Class A Common Stock, dated October 1, 2002. Filed previously with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on July 12, 2004, SEC File No. 333-115650.

Exhibit Number	Description

10.24	Indemnification Agreement between Newbridge Securities Corporation and each of the Registrant and Paulson Investment Company, Inc. on behalf of the Underwriters, dated July 22, 2004. Filed previously with Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed on July 22, 2004, SEC File No. 333-115650.

14	Code of Conduct.

23	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney—Fraser Black

24.2	Power of Attorney—William A. Owens

24.3	Power of Attorney—C. James Judson

31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “[REDACTED]” as used throughout the indicated Exhibit mean that material has been omitted and separately filed with the Commission.

*	Management contracts or compensatory plan or arrangement.