Form 10-K/A
period 2004-12-31
LUMERA CORP
filed 2005-04-01
CIK 1137399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Lumera Corporation

Form 10-K

INDEX

Page
EXPLANATORY NOTE	3
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	4
SIGNATURES	26
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

This Amendment on Form 10-K/A is being filed in order to amend the Report of Independent Registered Accounting Firm from the Company’s principal accountant PricewaterhouseCoopers included in the Lumera Corporation Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”). The Form 10-K as filed with the Securities and Exchange Commission on March 30, 2005, included an incorrect date on such report, which report was provided by such accountants. The attached revised Report of Independent Registered Accounting Firm and accompanying financial statements and notes is substituted for the form of report and financial statements filed on March 30, 2005.

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

Prior to July 28, 2004, the Company was a subsidiary of Microvision, Inc. As discussed in Note 3, the Company had extensive transactions and relationships with that entity for each of the three years ended December 31, 2004.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 29, 2005

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

STATEMENTS OF OPERATIONS

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

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

the first two quarters. Total payments under the Amended Sponsored Research Agreement will be $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

Subsequent to each amendment noted above, the Company prospectively adjusted the amortization of the research payments to account for the extended period over which the payments would be made and services provided. As a result of these adjustments, the Company had cumulatively recognized expenses in excess of payments made of $1,948,000 at December 31, 2003. As a result of the fourth amendment and the elimination of the contingent $2 million payment in 2005, the company recognized a credit to research and development expense of $2.4 million in 2004.

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

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.	RETIREMENT SAVINGS PLAN

On August 31, 2004, the Company established its retirement savings plan (“the Plan”), which qualifies under the Internal Revenue Code Section 401(k) and covers all qualified employees. The Plan allows the Company to match 50% of an employee’s contribution to the Plan up to a maximum 6% of the employee’s base salary. During the period from September through December 31, 2004, the Company contributed $19,000 to the Plan under the matching program. Prior to August 31, 2004 the Company’s employees participated in the Microvision retirement savings plan. The Company contributed $33,000, $43,000 and $40,000 in matching payments under the Microvision Plan in the first eight months of 2004, and 2003 and 2002, respectively.

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

Lumera Corporation	LUMERA CORPORATION

Date: April 1, 2005	By	/s/ PETER J. BIERE
Peter J. Biere
Chief Financial Officer