Form 10-Q
period 2005-03-31
LUMERA CORP
filed 2005-05-11
CIK 1137399

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number 000-50862

LUMERA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-2011728
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

19910 North Creek Parkway, Bothell, Washington 98011
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

As of March 31, 2005, 16,574,555 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1 - Legal Proceedings	22

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6 - Exhibits and Reports on Form 8-K	22

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LUMERA CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2005	December 31, 2004
Assets
Current Assets
Cashand cash equivalents	$2,901,000	$3,505,000
Investment securities, available-for-sale, current	23,570,000	15,460,000
Accounts receivable	91,000	32,000
Costs and estimated earnings in excess of billings on uncompleted contracts	111,000	3,000
Other current assets	546,000	623,000

Total current assets	27,219,000	19,623,000
Investment securities, available-for-sale, long-term	987,000	11,216,000
Property and equipment, net	1,873,000	2,047,000

TOTAL ASSETS	$30,079,000	$32,886,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$344,000	$416,000
Research liability	50,000	101,000
Accrued liabilities	914,000	976,000

Total current liabilities	1,308,000	1,493,000

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized; 16,574,555 shares issued and outstanding at March 31, 2005 and 16,546,430 shares issued and outstanding at December 31, 2004	16,000	16,000
Additional Paid-in Capital	70,555,000	70,435,000
Deferred stock-based compensation	(503,000)	(666,000)
Accumulated other comprehensive loss	(172,000)	(145,000)
Accumulated deficit	(41,125,000)	(38,247,000)

Total shareholders’ equity	28,771,000	31,393,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,079,000	$32,886,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
Revenue	$240,000	$316,000
Cost of revenue	168,000	194,000

GROSS PROFIT	72,000	122,000

Research and development expense	1,735,000	1,794,000
Marketing, general and administrative expense	1,384,000	920,000

Total operating expenses	3,119,000	2,714,000

Loss from operations	(3,047,000)	(2,592,000)
Interest income	169,000	—

Net loss	(2,878,000)	(2,592,000)
Deemed dividend upon issuance of mandatorily redeemable convertible preferred stock	—	(500,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,878,000)	$(3,092,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.17)	$(0.50)

WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	16,565,403	6,172,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	For the three months ended March 31,
	2005	2004
Net loss	$(2,878,000)	$(2,592,000)
Other comprehensive loss - Unrealized loss on investment securities, available-for-sale:
Unrealized holding losses arising during period	(27,000)	—

Net unrealized loss	(27,000)	—

Comprehensive loss	$(2,905,000)	$(2,592,000)

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 TO MARCH 31, 2005

	Common Stock		Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	$	$	$	$	$	$
Balance at January 1, 2005	16,546,430	$16,000	$70,435,000	$(666,000)	$(145,000)	$(38,247,000)	$31,393,000
Exercises of options	28,125		91,000				91,000
Issuance of options for services			45,000				45,000
Amortization of deferred compensation, net of forfeitures			(16,000)	163,000			147,000
Other comprehensive loss					(27,000)		(27,000)
Net Loss						(2,878,000)	(2,878,000)

Balance at March 31, 2005	16,574,555	$16,000	$70,555,000	$(503,000)	$(172,000)	$(41,125,000)	$28,771,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(2,878,000)	$(2,592,000)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	341,000	297,000
Noncash expenses related to issuance of stock, options and amortization of deferred compensation	125,000	807,000
Change in:
Accounts receivable	(59,000)	151,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(108,000)	41,000
Other current assets	77,000	(119,000)
Other assets	—	33,000
Accounts payable	(72,000)	134,000
Payable to related party	—	85,000
Accrued liabilities	5,000	346,000
Research liability	(51,000)	182,000

Net cash used in operating activities	(2,620,000)	(635,000)

Cash flows from investing activities
Maturities of investment securities	3,500,000	—
Purchases of investment securities	(1,408,000)	—
Purchases of property and equipment	(167,000)	(15,000)

Net cash provided by (used in) investing activities	1,925,000	(15,000)

Cash flows from financing activities:
Net proceeds from issuance of stock options	91,000	—
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	500,000

Net cash provided by financing activities	91,000	500,000

Net increase (decrease) in cash and cash equivalents	(604,000)	(150,000)
Cash and cash equivalents at beginning of period	3,505,000	560,000

Cash and cash equivalents at end of period	$2,901,000	$410,000

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements

1. Basis of Presentation

The accompanying condensed financial statements of Lumera Corporation (“Lumera” of the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the United States of America Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2004 annual report on Form 10-K as filed with the SEC.

These financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contain all of the adjustments (normal and recurring in nature) necessary, in our opinion, to state fairly our financial position as of March 31, 2005 and the results of operations and cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those you may expect for the full year or any future period.

2. Net Loss per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities.

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include Series A and Series B convertible preferred stock, options and warrants to purchase Class A common stock, and warrants to purchase Series A convertible preferred stock. Total common stock options and common stock warrants not included in the calculation of diluted earnings per share were 2,691,250 and 5,520,205 for the three months ended March 31, 2005 and 2004, respectively.

3. Stock-Based Compensation

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are evaluating the alternative methods for implementing SFAS No. 123(R).

In March 2004 the Company granted options under the 2000 Plan to its CEO and non-employee directors to purchase an aggregate of 410,000 shares of common stock with a weighted average exercise price of $2.00 per share which was below the then current market value. During the first three months of 2005 and 2004, the Company recognized compensation expense associated with these option grants of $66,000 and $480,000, respectively. In addition, the Company granted options to purchase 65,000 shares of Class A common stock to a Microvision employee. These options have been accounted for as a dividend to Microvision and recorded at their fair value of $272,000, in accordance with the guidance in EITF Issue No. 00-23 Issue 21, Options Granted to Employees of Entities under Common Control.

In April 2004 the Company granted options under the 2000 Plan to its employees to purchase an aggregate of 156,650 shares of common stock with a weighted average exercise price of $2.00 per share which was below the then current market value. In July 2004, the Company issued options under the 2000 Plan to its employees to purchase an aggregate of 78,250 shares of common stock with a weighted average exercise price of $3.76 per share which was below the then current market value.

A summary of stock compensation expense for each period is as follows:

	For the three months ended March 31,
	2005	2004
Employees	$119,000	$29,000
Directors	26,000	451,000
Third parties	(20,000)	168,000

	$125,000	$648,000

Component of:
Research and development	$(2,000)	$168,000
Marketing, general and administrative	127,000	480,000

	$125,000	$648,000

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	For the three months ended March 31,
	2005	2004
Net loss available to common shareholders, as reported	$(2,878,000)	$(3,092,000)
Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	145,000	480,000
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	(547,000)	(660,000)

Net loss available to common shareholders, pro forma	$(3,280,000)	$(3,272,000)

Net loss per share, as reported (basic and diluted)	$(0.17)	$(0.50)

Net loss per share, pro forma (basic and diluted)	$(0.20)	$(0.53)

4. Shareholders' Equity

Convertible Preferred Stock In March 2004, the Company raised $500,000 from the sale of 250,000 shares of Series B convertible preferred stock to private investors issued in March 2004. The $2 per share conversion price of the Series B convertible preferred stock issued was less than the fair value of the Class A common stock on the issuance date. As a result, the Company recorded a $500,000 beneficial conversion feature upon issuance of the preferred stock. This amount was immediately recorded as a deemed dividend to preferred shareholders because the Series B convertible preferred stock had no stated term and was immediately convertible into Class A common stock, which was automatically converted to common stock upon the Company’s initial public offering.

5. Commitments and Contingencies

Agreements with the University of Washington—In October 2000, the Company entered into a license agreement (“License Agreement”) and a research agreement (“Sponsored Research Agreement” of “SRA”) with the University of Washington (“UW”). The License Agreement grants the Company rights to certain intellectual property including technology being developed under the sponsored Research Agreement whereby the Company has a royalty-bearing license to make, sell or sublicense the licensed technology.

Under the terms of the License Agreement, the Company issued 802,414 shares of the Company’s common stock to the UW. The shares, which are fully vested, were valued $3.0 million, recorded as prepaid stock-based research expense and fully amortized to expense as of March 31, 2004. The Company is also required to pay certain costs related to filing and processing of patents and copyrights related to the agreements. Additionally, the Company is required to pay certain ongoing royalty payments at a minimum of $75,000 per annum, which are amortized to expense throughout the year. The Company has not made any royalty payments to date in excess of these minimums. We have made payments to the University of Washington under the terms of a separate letter agreement for additional research related to the optical materials.

Under the terms of the Sponsored Research Agreement the Company has paid the UW a total of $5,375,000 over approximately four years for research services through March 31, 2005. The SRA terminates following the final payment of $375,000, to be made during the quarter ending June 30, 2005.

The following table summarizes payments made and expense recorded during the three months ending March 31, 2005 and 2004:

		Expense (Benefit) Recognized
(in thousands)	Payments Made	Sponsored Research	Optical Materials	Minimum Royalty	Expense Recorded on Payments	Amortization of Stock	Total Expense Recorded
Three months ended
March 31, 2005	$375	$325	$—	$19	$344	$—	$344
March 31, 2004	—	183	50	19	252	159	411

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Lumera is developing products for three distinct markets which we believe address significant market opportunities, including biotechnology disposables, electro-optic devices and wireless antennas and systems. Lumera has not yet generated commercial sales of its products in any of these markets.

The status of Lumera’s product commercialization efforts in each of these markets is summarized below:

Biotechnology Detection and Disposables

Lumera is developing various disposable biochips used in DNA analysis that are fabricated with a proprietary polymer coating and process. Product testing efforts by a prospective customer have shown positive results, creating interest in a potential supply agreement; however, restructuring within this potential customer continues to slow our plans to begin pilot production orders of our biochips. We continue to work with prospective customers and are investigating the application of our disposable chip technology in other technical applications.

We are currently developing a high-throughput, label-free detection platform in collaboration with the Institute for Systems Biology (”ISB”) which may enable biologists to isolate protein samples for testing and analysis. The initial prototype device is currently undergoing testing and further development at the ISB. We are developing specialized microarrays, combining our exclusive license to Helix Biopharma's Heterodimer Protein Technology (HPT) technology and Lumera's proprietary nanosurface modification chemistry which we believe will, for the first time, allow researchers to consistently take existing DNA arrays to produce protein arrays that accurately mimic the native living cell environment of the body. We expect to begin shipping products based on these technologies in 2005.

Electro-Optic Devices

We have supplied samples of our specialized electro-optic polymer material to multiple government agencies and potential partners in the semiconductor and telecommunications industries. The applications for this advanced material include electro-optic components such as modulators and ring oscillators, polymer electronics such as high performance diodes and transistors, and optical interconnects for high speed (greater than 20 billion cycles per second) inter and intra semiconductor chip communication.

We are currently working on two government contracts to produce polymer-based modulators for use in defense communications systems and phased array radar. Backlog on Lumera’s two governmental contracts totaled $1.1 million at March 31, 2005.

Wireless Antennas and Systems

We are developing “smart antenna” applications, which feature polymer-based technology that provides electronic rather than mechanical beam steering. Our smart antenna applications and systems permit high-quality signal transmission and reception for fixed and mobile wireless broadband applications (WiMAX). We have delivered smart antennas for a customer specific WiMAX application for testing and evaluation. We have not yet begun commercial production of smart antennas.

Revenue. Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices. We entered into a $1.6 million contract in August 2001 with a government agency that was renewed in October 2002 for $1.0 million, again in November 2003 for $950,000 and recently in January 2005 for $1.1 million. We entered into a feasibility study with a government contractor in December 2002 for $149,000 that was extended in 2003 for an additional $400,000 until shifting governmental funding priorities terminated the project. We entered into a contract with a governmental agency in August 2003 to be approved in stages totaling $497,000, the final three stages of which have been approved. Backlog on Lumera’s two governmental contracts totaled $1.1 million at March 31, 2005.

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
A significant portion of our research and development expense to date relate to cash payments and a grant of common stock pursuant to various agreements we have with the University of Washington (“UW”). We issued 802,414 shares of common stock in January 2001 under our UW Sponsored Research Agreement, recognizing $3.0 million of research expense through February 2004. Cash payments under the Sponsored Research Agreement totaled $5.4 million through March 31, 2005, and will total $5.75 million when the final payment is made in the quarter ended June 30, 2005. In addition, we have ongoing minimum royalty obligations to the UW of $75,000 annually.

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

Marketing, General and Administrative Expense. Marketing, general and administrative expense consists primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including accounting, consulting and other operating expenses. It also consists of costs associated with corporate awareness campaigns such as web site development and participation at trade shows, corporate communications initiatives and efforts with potential customers and joint venture partners to identify and evaluate product applications in which our technology could be integrated or otherwise used. Company personnel currently provide all executive, investor relations, accounting and finance, human resources, information systems and facilities services.

We expect marketing, general and administrative expense to increase in future periods as we:

•	significantly increase our sales and marketing staff and activities as we begin commercial sales of our products; and

•	increase the level of corporate and administrative activity, including increases associated with our operation as a public company.

Interest Income. Interest income consists of earnings from investment securities. Dividend and interest income are recognized when earned. Realized gains and losses are included in other income.

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

Revenue. Revenue decreased by $76,000 to $240,000 for the quarter ended March 31, 2005 from $316,000 for the quarter ended March 31, 2004. Aggregate revenue on the Company’s two governmental contracts was $61,000 lower than the prior year quarter primarily due to a delay in the contract renewal process for the larger of these contracts. Also contributing to the decline in current quarter comparative revenues were sales of polymer materials during the prior year quarter totaling $15,000. Backlog on Lumera’s two governmental contracts totaled $1.1 million at March 31, 2005.

Cost of Revenue. Cost of revenue decreased by $26,000 to $168,000 for the quarter ended March 31, 2005 from $194,000 for the quarter ended March 31, 2004 due primarily lower labor, materials and related overhead charges applied to the Company’s two governmental contracts during the current year quarter.

Research and Development Expense. Research and development expense decreased $59,000 to $1,735,000 for the quarter ended March 31, 2005, from $1,794,000 for the quarter ended March 31, 2004. Non-cash stock based compensation costs arising from options granted in March 2004 at below market prices were $170,000 lower during the current quarter due primarily to a lower comparative fair value associated with unvested options during each period. Expenses associated with our various agreements with the University of Washington, which are summarized in the table below, declined by approximately $67,000 compared to prior year quarter. Licensing and technology transfer fees associated with the Company’s January 2005 license agreement with Sensium Technologies totaled $94,000 during the current quarter. Additionally, professional fees, materials and supplies expense increased by approximately $150,000 during the current quarter, due in part to increased internal product development and commercialization activities.

The following table summarizes payments made and expense recorded under the various University of Washington Agreements during the three months ending March 31. 2005 and 2004:

		Expense (Benefit) Recognized
(in thousands)	Payments Made	Sponsored Research	Optical Materials	Minimum Royalty	Expense Recorded on Payments	Amortization of Stock	Total Expense Recorded
Three months ended
March 31, 2005	$375	$325	$—	$19	$344	$—	$$	344
March 31, 2004	—	183	50	19	252	159		411

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $464,000 to $1,384,000 for the quarter ended March 31, 2005, from $920,000 for the quarter ended March 31, 2004. Contributing to higher expense in the current year quarter were increased costs arising from additional headcount in marketing and finance of $381,000, increased audit and legal professional fees and insurance costs primarily associated with being a public company of $285,000, and general administrative and facilities costs of approximately $115,000, all compared with the prior year quarter. Non-cash stock based compensation costs arising from options granted in March 2004 at below market prices were $353,000 lower during the current quarter due primarily to a lower comparative fair value associated with unvested options during each period.

Interest Income. Interest income totaled $169,000 for the quarter ended March 31, 2005, due to higher cash investment balances which resulted from our initial public offering completed in July 2004. The Company had no interest income during the prior year quarter.

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

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common and convertible preferred stock, convertible notes and, to a lesser extent, through revenues from development contracts and sales of services. We had an accumulated deficit of $41.0 million as of March 31, 2005. At March 31, 2005 we had $27.5 million in cash and cash equivalents and investment securities available for sale, $987,000 of which was classified as long-term.

Net cash used in operating activities increased by $1,985,000 to $2,620,000 for the three months ended March 31, 2005 from $635,000 for the three months ended March 31, 2004. The Company’s net loss before non-cash expenses increased $924,000 due primarily to $381,000 in higher payroll and related benefit costs, higher audit, legal and other professional fees totaling $348,000, and general administrative and facilities costs of approximately $115,000. Changes in other current asset and liability accounts during the quarter ended March 31, 2005 reflect a use of cash of $208,000 which was primarily due to an increase in accounts receivable and earned but unbilled revenue on governmental contracts. Changes in other current asset and liability accounts during the quarter ended March 31, 2004 reflect a source of cash of $853,000 which was primarily due to a decrease in accounts receivable and earned but unbilled revenues of $192,000, an increase in accounts payable and accrued liabilities of $480,000 and an increase in amounts accrued under the various University of Washington agreements of $182,000.

Lumera’s Research liability declined $51,000 reflecting payment of $375,000 under the terms of our Sponsored Research Agreement with the University of Washington and $325,000 of expense amortization under the agreement.

Net cash provided by investing activities totaled $1,925,000 for the three months ended March 31, 2005 compared to net cash used by investing activities of $15,000 for the three months ended March 31, 2004. Capital expenditures were $167,000 for the three months ended March 31, 2005 compared with $15,000 for the three months ended March 31, 2004. Maturities of investment securities, net of reinvestments totaled $2,092,000 for the three months ended March 31, 2005.

Net cash provided by financing activities totaled $500,000 for the three months ended March 31, 2004. In March of 2004 we issued $500,000 of Series B Preferred Stock. No cash was provided from financing activities for the quarter ended March 31, 2005.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that the $27.5 million in cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations through at least the end of 2006 (See Risk Factors). We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

RISK FACTORS THAT MAY AFFECT OUR RESULTS

We have incurred substantial operating losses since our inception and may continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential products. As a result of these activities, we incurred net losses of $2.9 million from inception through December 31, 2000, $9.6 million in 2001, $8.7 million in 2002, $8.1 million in 2003, $9.4 million in 2004 and $2.9 million in the three months ended March 31, 2005. We anticipate that we will continue to incur operating losses through at least the year ending December 31, 2005. As of March 31, 2005, we had an accumulated deficit of $41.1 million.

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

In the first three months of 2005 and for the years ended December 31, 2004, 2003 and 2002, 100% 99% 98%, 99% and 100%, respectively, of our revenue was derived from performance on a limited number of development contracts with various agencies within the U.S. Department of Defense and with government subcontractors. Any significant disruption or deterioration of our relationships with either the Department of Defense or government subcontractors could significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and we expect they will be a significant percentage of our revenue for the foreseeable future.

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

We currently have limited sales and marketing capabilities. To date, we have relied on sales and marketing leadership from our Chief Executive Officer, Mr. Mino, and Chief Technology Officer, Dr. Petcavich, and our Vice President of Sales and Marketing, Mr. Lykken with two managers supporting them. We will need to either hire more sales personnel with expertise in the markets we intend to address or contract with others to provide for sales support. Although our potential products are all based on our polymer materials technology, the potential products themselves address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ. We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our potential products. Co-promotion or other marketing arrangements with others to commercialize products could significantly limit the revenues we derive from these products, and these parties may fail to commercialize such products successfully.

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

ITEM 4.    CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of March 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the first quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent registered public accounting firm, PricewaterhouseCoopers LLP, will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes the adverse outcome of which would have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

LUMERA CORPORATION

Date: May 11, 2005	By:	/s/ THOMAS D. MINO
Thomas Mino
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2005	By:	/s/ PETER J. BIERE
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