Form 10-Q
period 2005-06-30
LUMERA CORP
filed 2005-08-09
CIK 1137399

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

As of August 1, 2005, 16,596,979 shares of the Company’s common stock, $0.001 par value, were outstanding.

LUMERA CORPORATION

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,015,000	$3,505,000
Investment securities, available-for-sale	22,007,000	15,460,000
Accounts receivable	—	32,000
Costs and estimated earnings in excess of billings on uncompleted contracts	222,000	3,000
Other current assets	548,000	623,000
Total current assets	25,792,000	19,623,000
Investment securities, available-for-sale	—	11,216,000
Property and equipment, net	1,616,000	2,047,000
TOTAL ASSETS	$27,408,000	$32,886,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$241,000	$416,000
Research liability	—	101,000
Accrued liabilities	1,050,000	976,000
Total current liabilities	1,291,000	1,493,000

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized; 16,596,979 shares issued and outstanding at June 30, 2005 and 16,546,430 shares issued and outstanding at December 31, 2004	16,000	16,000
Additional Paid-in Capital	70,629,000	70,435,000
Deferred stock-based compensation	(364,000)	(666,000)
Accumulated other comprehensive loss	(113,000)	(145,000)
Accumulated deficit	(44,051,000)	(38,247,000)
Total shareholders’ equity	26,117,000	31,393,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,408,000	$32,886,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenue	$348,000	$288,000	$588,000	$604,000
Cost of revenue	217,000	188,000	385,000	382,000
GROSS PROFIT	131,000	100,000	203,000	222,000

Research and development (benefit) expense	1,890,000	(724,000)	3,625,000	1,070,000
Marketing, general and administrative expense	1,322,000	971,000	2,706,000	1,891,000
Total operating expenses	3,212,000	247,000	6,331,000	2,961,000

Loss from operations	(3,081,000)	(147,000)	(6,128,000)	(2,739,000)
Interest income	155,000	1,000	324,000	1,000
Interest expense	—	(86,000)	—	(86,000)
NET LOSS	$(2,926,000)	$(232,000)	$(5,804,000)	$(2,824,000)
Deemed dividend upon issuance of mandatorily redeemable convertible preferred stock	—	—	—	(500,000)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,926,000)	$(232,000)	$(5,804,000)	$(3,324,000)
NET LOSS PER SHARE-BASIC AND DILUTED	$(0.18)	$(0.04)	$(0.35)	$(0.54)

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	16,582,253	6,172,400	16,573,922	6,172,400

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net loss	$(2,926,000)	$(232,000)	$(5,804,000)	$(3,324,000)

Other comprehensive loss - Unrealized loss
on investment securities, available-for-sale:
Unrealized holding losses arising during period	59,000	—	32,000	—
Net unrealized loss	59,000	—	32,000	—
Comprehensive loss	$(2,867,000)	$(232,000)	$(5,772,000)	$(3,324,000)

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 TO June 30, 2005

	Common Stock		Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	$	$	$	$	$	$
Balance at January 1, 2005	16,546,430	$16,000	$70,435,000	$(666,000)	$(145,000)	$(38,247,000)	$31,393,000
Exercises of options	50,549		121,000				121,000
Issuance of options for services			89,000				89,000
Amortization of deferred compensation, net of forfeitures			(16,000)	302,000			286,000
Other comprehensive loss					32,000		32,000
Net Loss						(5,804,000)	(5,804,000)

Balance at June 30, 2005	16,596,979	$16,000	$70,629,000	$(364,000)	$(113,000)	$(44,051,000)	$26,117,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,804,000)	$(2,824,000)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	670,000	595,000
Noncash expenses related to issuance of stock, options and amortization of deferred compensation	302,000	1,266,000
Interest on notes payable	—	86,000
Change in:
Accounts receivable	32,000	151,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(219,000)	49,000
Other current assets	75,000	(350,000)
Other assets	—	67,000
Accounts payable	(175,000)	259,000
Accrued liabilities	148,000	(35,000)
Research liability	(101,000)	(1,870,000)
Net cash used in operating activities	(5,072,000)	(2,606,000)

Cash flows from investing activities:
Maturities of investment securities	7,000,000
Purchases of investment securities	(2,300,000)	—
Purchases of property and equipment	(239,000)	(97,000)
Net cash (used in) provided by investing activities	4,461,000	(97,000)

Cash flows from financing activities:
Net proceeds from the issuance of stock options	121,000
Proceeds from note payable		2,300,000
Net proceeds from issuance of mandatorily redeemable convertible preferred stock		500,000
Net cash provided by financing activities	121,000	2,800,000
Net increase (decrease) in cash and cash equivalents	(490,000)	97,000
Cash and cash equivalents at beginning of period	3,505,000	560,000
Cash and cash equivalents at end of period	$3,015,000	$657,000

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements

1. Basis of Presentation

The accompanying condensed financial statements of Lumera Corporation (“Lumera” of the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the United States of America Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2004 annual report on Form 10-K/A as filed with the SEC.

These financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contain all of the adjustments (normal and recurring in nature) necessary, in our opinion, to state fairly our financial position as of June 30, 2005 and the results of operations and cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those you may expect for the full year or any future period.

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

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include Series A and Series B convertible preferred stock, options and warrants to purchase Class A common stock and common stock, and warrants to purchase Series A convertible preferred stock. Total common stock options and common stock warrants not included in the calculation of diluted earnings per share were 2,691,250, 2,688,389, 5,520,205 and 2,328,316 for the three and six months ended June 30, 2005 and 2004, respectively.

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123R until the issuer's first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS 123R beginning January 1, 2006.

 Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The Company must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include retrospective and prospective adoption options. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are evaluating the alternative methods for implementing SFAS No. 123(R).

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2006 will have a material impact on its results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2004 the Company granted options under the 2000 Plan to its CEO and non-employee directors to purchase an aggregate of 410,000 shares of common stock with a weighted average exercise price of $2.00 per share which was below the then current market value. During the three and six months ended June 30, 2005 and 2004, the Company recognized compensation expense associated with these option grants of $51,000, $117,000 , $206,000 and $686,000, respectively. In addition, the Company granted options to purchase 65,000 shares of Class A common stock to a Microvision employee in March 2004. These options were accounted for as a dividend to Microvision and recorded at their fair value on the date of grant of $272,000, in accordance with the guidance in EITF Issue No. 00-23 Issue 21, Options Granted to Employees of Entities under Common Control.

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

A summary of stock compensation expense for each period is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Employees	$112,000	$188,000	$231,000	$217,000
Directors	11,000	89,000	37,000	540,000
Third Party	54,000	182,000	34,000	350,000
	$177,000	$459,000	$302,000	$1,107,000

Component of:
Research and development	$55,000	$239,000	$53,000	$406,000
Marketing, general and administrative	122,000	220,000	249,000	701,000
	$177,000	$459,000	$302,000	$1,107,000

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net loss available to common shareholders, as reported	$(2,926,000)	$(232,000)	$(5,804,000)	$(3,324,000)

Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	123,000	277,000	268,000	757,000
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	(682,000)	(548,000)	(1,229,000)	(1,207,000)
Net loss available to common shareholders, pro forma	$(3,485,000)	$(503,000)	$(6,765,000)	$(3,774,000)
Net loss per share, as reported (basic and diluted)	$(0.18)	$(0.04)	$(0.35)	$(0.54)
Net loss per share, pro forma (basic and diluted)	$(0.21)	$(0.08)	$(0.41)	$(0.61)

4. Shareholders’ Equity

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

Under the terms of the Sponsored Research Agreement the Company has paid the UW a total of $5,375,000 over approximately four years for research services. The SRA terminated following the final payment of $375,000, which was made during the quarter ending June 30, 2005.

The following table summarizes payments made and expense recorded during the three and six months ended June 30, 2005 and 2004:

		Expense (Benefit) Recognized
					Expense	Amortization	Total
	Payments	Sponsored	Optical	Minimum	Recorded on	of	Expense
(in thousands)	Made	Research	Materials	Royalty	Payments	Stock	Recorded

Three months ended
June 30, 2005	$394	$325	$—	$19	$344	$—	$344
June 30, 2004	119	(2,052)	—	19	(2,033)	—	(2,033)

Six months ended
June 30, 2005	$788	$650	$—	$38	$688	$—	$688
June 30, 2004	119	(1,870)	50	38	(1,782)	159	(1,623)

6. Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The Company, which is required to adopt SFAS 154 on January 1, 2006, is currently evaluating the effect that the adoption will have on its results of operations and financial condition but does not expect it to have a material impact.

7. Subsequent Events

Entry into a material definitive agreement On July 11, 2005, Lumera entered into an agreement to lease office space in Bothell, Washington covering approximately 32,172 square feet to be used as office and research laboratory space. The Company currently leases approximately 16,000 square feet in this same facility, which lease expires on April 6, 2006.

The term of the Lease will commence on April 7, 2006 for a five-year period, with the Company having the right to extend the term for an additional five-year period. The base rent during the Lease term totals approximately $2.45 million. In addition to the base rent, the Company will be responsible for certain costs and charges specified in the Lease, including common area maintenance, real estate taxes, insurance and utility charges. In connection with the lease, the Company is required to make a security deposit in the amount of $45,577 and establish an irrevocable letter of credit in the amount of $700,000.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which should be read in conjunction with our financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 1, 2005, includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Lumera, as well as assumptions relating to the foregoing. The words “believe,”“expect,”“will,”“anticipate,”“estimate,”“project,”“plan,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth below under the caption “Risk Factors Relating to Lumera’s Business.”

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

The status of Lumera’s product commercialization efforts in each of these markets is summarized below:

Biotechnology Detection and Disposables

Lumera is developing disposable biochips fabricated for both DNA and protein analysis. Our proprietary polymer coating and process improve performance for genetic profiling and fundamentally enable protein array production. Lumera received orders for the DNA disposables and supplied quantities of protein chips to potential customers for evaluation. The Institute for Systems Biology (”ISB”), with whom Lumera has a collaborative agreement announced in February, placed an initial order for NanoCapture-OH arrays and has placed a follow-up order. An article for publication has also been submitted based upon their favorable results with Lumera biochips. The protein array surfaces and methods, termed NanoCapture-HPT™, combine Lumera's proprietary nanosurface modification chemistry with Helix Biopharma's Heterodimer Protein Technology (HPT) to which Lumera has an exclusive license. These arrays are expected to, for the first time, allow researchers to build active, high density protein arrays from simple, widely available cDNA libraries.

Also in collaboration with ISB, Lumera is developing a companion high-throughput, label-free detection platform to analyze protein arrays. The initial prototype device is currently undergoing testing and further development in ISB and Lumera labs. The Company expects to have prototype devices available for customer evaluation in late 2005.

Electro-Optic Devices

Lumera recently announced that Raytheon Company placed an order for evaluation purposes for Lumera’s high performance modulators, which are expected to ship during the third quarter of 2005. Lumera is hopeful that this initial order could potentially lead to a long term relationship between the two companies. Additionally, Lumera has supplied samples of specialized electro-optic polymer material to multiple government agencies and potential partners in the semiconductor and telecommunications industries. The applications for this advanced material include electro-optic components such as modulators and ring oscillators, polymer electronics such as high performance diodes and transistors, and optical interconnects for high speed (greater than 20 billion cycles per second) inter and intra semiconductor chip communication. Lumera is continuing development efforts to enhance the speed, efficiency and power requirements of electro-optic materials and devices to meet evolving customer requirements and applications.

During the quarter, Lumera was also awarded a patent that protects its ability to mass produce electro-optical devices with greatly enhanced waveguide performance. Waveguides are the paths in which light carrying data travels through an electro-optical device. Waveguides manufactured with sharper vertical walls and extremely smooth services are crucial to increased performance as well as reducing optical loss.

Lumera is currently working on two government contracts to produce polymer-based modulators for use in defense communications systems and phased array radar. Backlog on Lumera’s two governmental contracts totaled $736,000 at June 30, 2005.

Wireless Antennas and Systems

We are developing “smart antenna” applications, which feature polymer-based technology that provides electronic rather than mechanical beam steering. Our smart antenna applications and systems permit high-quality signal transmission and reception for fixed and mobile wireless broadband applications (WiMAX). We have delivered smart antenna prototypes for a customer specific WiMAX application for testing and evaluation. We have not yet begun commercial production of smart antennas.

Revenue. Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices. We entered into a $1.6 million contract in August 2001 with a government agency that was renewed in October 2002 for $1.0 million, again in November 2003 for $950,000 and recently in January 2005 for $1.1 million. We entered into a feasibility study with a government contractor in December 2002 for $149,000 that was extended in 2003 for an additional $400,000 until shifting governmental funding priorities terminated the project. We entered into a contract with a governmental agency in August 2003 to be approved in stages totaling $497,000, the final three stages of which have been approved. Backlog on Lumera’s two governmental contracts totaled $736,000 at June 30, 2005. Our revenue from government contracting has fluctuated year to year and we expect that future periods could also fluctuate significantly.

Prospectively, we intend to also generate revenue through sales of our products to research institutes - both private and in universities, original equipment manufacturers (OEMs), drug discovery and/or diagnostic companies, industry partners and through development contracts. We expect that future revenue from U.S. government contracts will decrease as a percentage of revenue and that product revenue from the sale of commercial products will increase both on a dollar basis and as a percentage of revenue in future years.

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

Research and Development Expense. Research and development expense to date has consisted primarily of:

•	compensation for employees and contractors engaged in internal research and product development activities;

•	research fees paid to the University of Washington under a sponsored research agreement, the last of which fees were paid in the quarter ended June 30, 2005;

•	stock-based research expense relating to grants of common stock made to the University of Washington;

•	laboratory operations, outsourced development and processing work;

•	fees and expenses related to patent applications, prosecution and protection;

•	stock-based research expense relating to grants of common stock made to the University of Washington;

•	costs incurred in acquiring and maintaining licenses; and

•	related operating expenses.

A significant portion of our research and development expense to date relate to cash payments and a grant of common stock pursuant to various agreements we have with the University of Washington (“UW”). We issued 802,414 shares of common stock in January 2001 under our UW Sponsored Research Agreement, recognizing $3.0 million of research expense through February 2004. Cash payments under the Sponsored Research Agreement, the last of which was made during the quarter ended June 30, 2005, totaled $5.75 million. We have ongoing minimum royalty obligations to the UW of $75,000 annually.

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

Results of Operations

Comparison of Three Months Ended June 30, 2005 and 2004

Revenue. Revenue increased by $60,000 to $348,000 for the quarter ended June 30, 2005 from $288,000 for the quarter ended June 30, 2004 due entirely to higher billings on each of the Company’s two government contracts. Backlog on Lumera’s government contracts totaled $736,000 at June 30, 2005.

Cost of Revenue. Cost of revenue increased by $29,000 to $217,000 for the quarter ended June 30, 2005 from $188,000 for the quarter ended June 30, 2004 due primarily to higher labor and materials cost and related overhead charges applied to the Company’s two governmental contracts during the current quarter.

Research and Development Expense. Research and development expense increased by $2,614,000 to $1,890,000 for the quarter ended June 30, 2005 from a net benefit of $724,000 for the three months ended June 30, 2004. Licensing and technology transfer fees associated with the Company’s January 2005 license agreement with Sensium Technologies totaled $83,000 during the current quarter. Consulting fees related to current quarter bio-science and modulator packaging projects totaled approximately $132,000. Additionally, materials and supplies expense and patent related costs increased by approximately $101,000, to $185,000 in the quarter ended June 30, 2005 from $84,000 in the quarter ended June 30, 2004 due in part to increased internal product development and commercialization activities. Expenses associated with our various agreements with the University of Washington, which are summarized in the table below, increased by approximately $2,377,000 due primarily to a non-cash adjustment recorded during the quarter ended June 30, 2004 totaling $2,375,000, reflecting a substantial decrease in the amounts due to the UW under the sponsored research agreement and the related reversal of previously amortized research and development expenses. Non-cash stock based compensation expenses were $184,000 lower during the current quarter due primarily to accelerated amortization of deferred compensation associated with options granted in March 2004 at below market prices.

The following table summarizes payments made and expense recorded under the various University of Washington Agreements during the three months ending June 30, 2005 and 2004:

		Expense (Benefit) Recognized
					Expense	Amortization	Total
	Payments	Sponsored	Optical	Minimum	Recorded on	of	Expense
(in thousands)	Made	Research	Materials	Royalty	Payments	Stock	Recorded
Three months ended
June 30, 2005	$394	$325	$—	$19	$344	$—	$344
June 30, 2004	119	(2,052)	—	19	(2,033)	—	(2,033)

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased by $351,000 to $1,322,000 for the quarter ended June 30, 2005 from $971,000 for the quarter ended June 30, 2004. Contributing to this increase in the current year quarter were increased audit, legal and other professional fees and insurance costs primarily associated with being a public company of $231,000, increased general administrative and facilities costs associated with increased product development and commercialization activities of approximately $216,000, and increased costs arising from additional headcount in marketing and finance of $28,000, all compared with the prior year quarter. Non-cash stock based compensation expenses were $98,000 lower during the current quarter due primarily to accelerated amortization of deferred compensation associated with options granted in March 2004 at below market prices.

 Interest Income. Interest income totaled $155,000 for the quarter ended June 30, 2005 compared to $1,000 for the quarter ended June 30, 2004, due to higher cash investment balances which resulted from our initial public offering completed in July 2004.

Interest Expense. The Company had no interest expense during the quarter ending June 30, 2005. Interest expense for the quarter ending June 30, 2004 totaled $86,000 due entirely to the issuance of $2,300,000 or 6.5% Convertible Notes in April of 2004, which were repaid in August 2004.

Comparison of Six Months Ended June 30, 2005 and 2004

Revenue. Revenue decreased $16,000 to $588,000 for the six months ended June 30, 2005 from $604,000 for the six months ended June 30, 2004. Aggregate billings under the Company’s two governmental projects were relatively unchanged for the comparative periods. The Company sold $15,000 of polymer materials during the six months ended June 30, 2004. Backlog on Lumera’s government contracts totaled $736,000 at June 30, 2005.

Cost of Revenue. Cost of revenue increased $3,000 to $385,000 for the six months ended June 30, 2005 from $382,000 for the six months ended June 30, 2004 due to allocation of production costs associated with the sale of polymer materials during the six months ended June 30, 2004

Research and Development Expense. Research and development expense increased by $2,555,000 to $3,625,000 for the six months ended June 30, 2005 from $1,070,000 for the six months ended June 30, 2004. Expenses associated with our various agreements with the University of Washington, which are summarized in the table below, increased by approximately $2,311,000 due primarily to a non-cash adjustment recorded during the quarter ended June 30, 2004 of $2,375,000, reflecting a substantial decrease in the amounts due to the UW under the sponsored research agreement and the related reversal of previously amortized research and development expenses. Consulting fees related to current quarter bio-science and modulator packaging projects totaled approximately $132,000. Additionally, other professional fees, materials and supplies expense and patent related costs increased by approximately $250,000 during the current quarter, due in part to increased internal product development and commercialization activities. Non-cash stock based compensation expenses were $353,000 lower during the current period due primarily to accelerated amortization of deferred compensation associated with options granted in March 2004 at below market prices.

The following table summarizes payments made and expense recorded under the various University of Washington Agreements during the six months ending June 30, 2005 and 2004:

		Expense (Benefit) Recognized
					Expense	Amortization	Total
	Payments	Sponsored	Optical	Minimum	Recorded on	of	Expense
(in thousands)	Made	Research	Materials	Royalty	Payments	Stock	Recorded
Six months ended
June 30, 2005	$788	$650	$—	$38	$688	$—	$688
June 30, 2004	119	(1,870)	50	38	(1,782)	159	(1,623)

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased by $815,000 to $2,706,000 for the six months ended June 30, 2005 from $1,891,000 for the six months ended June 30, 2004. The increased expense is primarily attributable to increased costs arising from additional headcount in marketing and finance of $411,000, increased audit, legal and investor relations professional fees and insurance costs primarily associated with being a public company of $519,000, and general administrative and facilities costs of approximately $347,000, all compared with the prior six month period. Non-cash stock based compensation expenses were $452,000 lower during the current six month period due primarily to accelerated amortization of deferred compensation associated with options granted in March 2004 at below market prices.

Interest Income. Interest income totaled $324,000 for the six months ended June 30, 2005 compared to $1,000 for the six months ended June 30, 2004, due to higher cash investment balances which resulted from our initial public offering completed in July 2004.

Interest Expense. The Company had no interest expense during the six months ending June 30, 2005. Interest expense for the six months ending June 30, 2004 totaled $86,000 due entirely to the issuance of $2,300,000 or 6.5% Convertible Notes in April of 2004, which were repaid in August 2004.

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

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common and convertible preferred stock, convertible notes and, to a lesser extent, through revenues from development contracts and sales of services. We had an accumulated deficit of $44.1 million as of June 30, 2005. At June 30, 2005 we had $25.0 million in cash and cash equivalents and investment securities available for sale.

Net cash used in operating activities increased by $2,466,000 to $5,072,000 for the six months ended June 30, 2005 from $2,606,000 for the six months ended June 30, 2004. Operating cash expenditures increased during the first six months of 2005, compared to the prior year period, due primarily to higher payroll and related costs of $315,000, higher general and administrative and facilities costs of 297,000, increased license fees, consulting fees and material costs associated with research and development of $538,000 and increased audit, legal and investor relations professional fees and insurance costs primarily associated with being a public company of $651,000. Increases in accounts receivable and unbilled revenues, which reflected a $187,000 use of cash for the six months ended June 30, 2005, compared to a comparable $200,000 source of cash during the prior year period. Cash payments related to our various agreements with the University of Washington increased to $788,000 during the six months ending June 30, 2005 compared to $119,000 for the prior year period. Interest income contributed $323,000 in operating cash during the six months ending June 30, 2005 compared to interest expense of $84,000 for the prior year period.

Lumera’s Research liability under the terms of our Sponsored Research Agreement with the University of Washington ended upon the final two $375,000 payments which were made during the six months ended June 30 2005.

Net cash provided by investing activities totaled $4,461,000 for the six months ended June 30, 2005 compared to net cash used by investing activities of $97,000 for the six months ended June 30, 2004. Investment maturities net of purchases provided $4,700,000 during the six months ended June 30, 2005. Capital expenditures increased by $142,000 to $239,000 for the six months ended June 30, 2005 from $97,000 for the prior year period.

Net cash provided by financing activities totaled $121,000 for the six months ended June 30, 2005, due to net proceeds from the issuance of stock options, compared with $2,800,000 for the six months ended June 30, 2004. In March of 2004 we issued $500,000 of Series B Preferred Stock. In April 2004 the Company issued $2.3 million of 6.5% Convertible Notes.

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

Our future capital requirements will depend on numerous factors, including:

•	the progress of our research and development efforts;

•	the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to establish cooperative development, joint venture and licensing arrangements.

We expect that our cash used in operations will increase during 2005 and beyond as a result of:

•	increased production spending as our products are accepted and sold;

•	increased spending on marketing activities as our products are introduced into our target markets;

•	the addition of sales, marketing, technical and other staff to sell products, meet production needs and continue with future development efforts;

•	expansion of our office and laboratory space, including lease commitments, purchases of additional laboratory and production equipment;

•	the development of strategic relationships with systems integrators and equipment manufacturers; and

•	increased general and administrative activities related to our operations as a public company and related corporate compliance requirements.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that the $25.0 million in cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations through at least the end of 2006 (See Risk Factors). We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

RISK FACTORS

RISK FACTORS THAT MAY AFFECT OUR RESULTS

We have incurred substantial operating losses since our inception and may continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential products. As a result of these activities, we incurred net losses of $2.9 million from inception through December 31, 2000, $9.6 million in 2001, $8.7 million in 2002, $8.1 million in 2003, $9.4 million in 2004 and $5.8 million in the six months ended June 30, 2005. We anticipate that we will continue to incur operating losses through at least the year ending December 31, 2005. As of June 30, 2005, we had an accumulated deficit of $44.1 million.

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

We expect to sell many of our products to original equipment manufacturers (OEMs) or through potential industry partners. For example, we expect to offer antenna products in part through vendors of complete WiMAX systems. Our ability to generate revenues depends significantly on the extent to which potential OEM customers and other potential industry partners develop, promote and sell systems that incorporate our products. Any failure by potential OEM customers and other potential industry partners to successfully develop and market systems that incorporate our products could adversely affect our sales. The extent to which potential OEM customers and other industry partners develop, promote and sell systems incorporating our products is based on a number of factors that are largely beyond our ability to control.

Our future growth will suffer if we do not achieve sufficient market acceptance of our potential products.

We are developing nanotechnology-enabled polymer-based products. We do not know when a market for these potential products will develop, if at all. Our success depends, in part, upon our ability to gain market acceptance of our potential products. To be accepted, our potential products must meet the technical and performance requirements of our potential customers. The WiMAX antenna and biochip markets are evolving rapidly and involve many competitors and competing technologies, and the optical communications industry is currently fragmented with many competitors developing different technologies. We expect that only a few of these technologies will ultimately gain market acceptance. Products based on polymer materials may not be accepted by OEMs and systems integrators of optical communications networks. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products. If the markets we are targeting fail to accept polymer-based products or determine that other products are superior, we may not be able to achieve market acceptance of our potential products.

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

In the first six months of 2005 and for the years ended December 31, 2004, 2003 and 2002, 100% 99% 98%, 99% and 100%, respectively, of our revenue was derived from performance on a limited number of development contracts with various agencies within the U.S. Department of Defense and with government subcontractors. Any significant disruption or deterioration of our relationships with either the Department of Defense or government subcontractors could significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and we expect they will be a significant percentage of our revenue for the foreseeable future.

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

We are seeking to derive a substantial portion of our future sales from product sales in the telecommunications and networking markets, including sales of our electro-optic devices and our WiMAX antennas. Developments that adversely affect the telecommunications or networking markets, including delays in traffic growth and changes in U.S. government regulation, could slow or halt our revenue growth from sales of our electro-optic modulators and WiMAX antennas. Reduced spending and technology investment by telecommunications companies may make it more difficult for our products to gain market acceptance. Such companies may be less willing to purchase new technology such as ours or invest in new technology development when they have reduced capital expenditure budgets.

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

Our intellectual property, or any intellectual property that we have or may acquire, license or develop in the future, may not provide meaningful competitive advantages. Our patents and patent applications, including those we license, may be challenged by competitors, and the rights granted under such patents or patent applications may not provide meaningful proprietary protection. For example, we are aware of numerous patents held by third parties that relate to polymer materials, WiMAX antennas, biochips and electro-optic devices. These patents could be used as a basis to challenge the validity or limit the scope of our patents or patent applications. A successful challenge to the validity or limitation of the scope of our patents or patent applications could limit our ability to commercialize our polymer materials technology and, consequently, reduce our revenues.

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

We license technology from the University of Washington. The University of Washington also accepts research funds from various U.S. government agencies. Under these government funding arrangements, if the research that we fund is not kept separate from the research funded by the government agency, the government agency may obtain rights over the technology that we have developed and licensed, including the right to require that a compulsory license be granted to one or more third parties selected by the government agency. We cannot guarantee that the university will keep the research that we have funded separate from that funded by U.S. government agencies.

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

We have entered into manufacturing arrangements with a number of third party manufacturers and intend to enter into agreements with additional corporate partners, OEMs and other third parties. Currently, all of our antennae products are assembled by third-party manufacturers. We contract with manufacturing companies to perform various portions of our product manufacturing, testing, assembly and shipping and purchase components to be used in our potential products from third-party vendors. If these third parties do not timely complete our orders, or do not properly manufacture our products, our reputation could be harmed, and our revenues could decline. We cannot assure you that we will be able to negotiate arrangements with these third parties on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot maintain our current relationships or establish new arrangements, we will require additional capital to undertake those activities on our own and will require manufacturing expertise that we do not currently possess and that may be difficult to obtain.

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

The markets for WiMAX antennas, biochips and optical communications devices have been characterized by rapidly changing technologies, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to further develop our polymer materials technologies and to cost effectively introduce products in a timely manner to meet evolving customer requirements and compete with competitors’ technology and product advances. We may not succeed in these efforts because of:

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

Our principal stockholders, directors and executive officers and entities affiliated with them beneficially own approximately 40% of the outstanding shares of our common stock. As a result, these stockholders, if they were to act together, would be able to control or significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. The concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Microvision owns approximately 30% of our common stock, and may be able to exert substantial control over our business.

Microvision currently owns securities representing approximately 30% of our voting securities. Two of our six current directors, including the Chairman of our board of directors, are also directors of Microvision. Our interests may not always be aligned with Microvision’s. We do not have formal guidelines for dealing with potential conflicts of interest, but will address any such conflicts on a case by case basis. Microvision will continue to have the ability to exert considerable influence over our direction for the foreseeable future.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of June 30, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the first six months of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent registered public accounting firm, PricewaterhouseCoopers LLP, will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

LUMERA CORPORATION

Date: August 9, 2005	By:	/s/ THOMAS D. MINO

Thomas Mino Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2005	By:	/s/ PETER J. BIERE

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