Form 10-Q
period 2005-09-30
LUMERA CORP
filed 2005-11-08
CIK 1137399

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-50862

LUMERA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-2011728
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

19910 North Creek Parkway, Bothell, Washington	98011-3840
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 3, 2005, 16,614,679 shares of the Company’s common stock, $0.001 par value, were outstanding.

LUMERA CORPORATION

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,486,000	$3,505,000
Investment securities, available-for-sale	16,071,000	15,460,000
Accounts receivable	58,000	32,000
Costs and estimated earnings in excess of billings on uncompleted contracts	233,000	3,000
Other current assets	415,000	623,000

Total current assets	24,263,000	19,623,000
Investment securities, available-for-sale	—	11,216,000
Property and equipment, net	1,399,000	2,047,000

TOTAL ASSETS	$25,662,000	$32,886,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$346,000	$416,000
Research liability	—	101,000
Accrued liabilities	903,000	976,000

Total current liabilities	1,249,000	1,493,000

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized; 16,614,679 shares issued and outstanding at September 30, 2005 and 16,546,430 shares issued and outstanding at December 31, 2004	16,000	16,000
Additional Paid-in Capital	70,821,000	70,435,000
Deferred stock-based compensation	(275,000)	(666,000)
Accumulated other comprehensive loss	(64,000)	(145,000)
Accumulated deficit	(46,085,000)	(38,247,000)

Total shareholders’ equity	24,413,000	31,393,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,662,000	$32,886,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$681,000	$292,000	$1,269,000	$896,000
Cost of revenue	466,000	164,000	851,000	546,000

GROSS PROFIT	215,000	128,000	418,000	350,000

Research and development expense	1,408,000	1,592,000	5,033,000	2,662,000
Marketing, general and administrative expense	996,000	1,513,000	3,702,000	3,404,000

Total operating expenses	2,404,000	3,105,000	8,735,000	6,066,000

Loss from operations	(2,189,000)	(2,977,000)	(8,317,000)	(5,716,000)
Interest income	155,000	63,000	479,000	64,000
Interest expense	—	(262,000)	—	(348,000)

NET LOSS	$(2,034,000)	$(3,176,000)	$(7,838,000)	$(6,000,000)

Deemed dividend upon issuance of mandatorily redeemable convertible preferred stock	—	—	—	(500,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,034,000)	$(3,176,000)	$(7,838,000)	$(6,500,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.12)	$(0.24)	$(0.47)	$(0.75)

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	16,600,440	13,485,804	16,582,891	8,627,996

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(2,034,000)	$(3,176,000)	$(7,838,000)	$(6,500,000)

Other comprehensive loss - Unrealized (loss) gain
on investment securities, available-for-sale:
Unrealized holding losses arising during period	49,000	(27,000)	81,000	(27,000)

Net unrealized (loss) gain	49,000	(27,000)	81,000	(27,000)

Comprehensive loss	$(1,985,000)	$(3,203,000)	$(7,757,000)	$(6,527,000)

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
(Unaudited)

	Common Stock		Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	$	$	$	$	$	$
Balance at January 1, 2005	16,546,430	$16,000	$70,435,000	$(666,000)	$(145,000)	$(38,247,000)	$31,393,000
Exercises of options	68,249		169,000				169,000
Issuance of options for services			233,000				233,000
Amortization of deferred compensation, net of forfeitures			(16,000)	391,000			375,000
Other comprehensive loss					81,000		81,000
Net Loss						(7,838,000)	(7,838,000)
Balance at September 30, 2005	16,614,679	$16,000	$70,821,000	$(275,000)	$(64,000)	$(46,085,000)	$24,413,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,838,000)	$(6,000,000)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	992,000	894,000
Noncash expenses related to issuance of stock, options and amortization of deferred compensation	429,000	1,478,000
Interest on notes payable	—	301,000
Change in:
Accounts receivable	(26,000)	123,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(230,000)	11,000
Other current assets	208,000	(432,000)
Other assets	—	100,000
Accounts payable	(70,000)	65,000
Accrued liabilities	104,000	520,000
Research liability	(101,000)	(1,921,000)

Net cash used in operating activities	(6,532,000)	(4,861,000)

Cash flows from investing activities:
Maturities of investment securities	14,600,000	—
Purchases of investment securities	(3,912,000)	(24,939,000)
Purchases of property and equipment	(344,000)	(101,000)

Net cash (used in) provided by investing activities	10,344,000	(25,040,000)

Cash flows from financing activities:
Net proceeds from the issuance of stock options	169,000	—
Proceeds from issuance of convertible notes	—	2,300,000
Principle payments on convertible notes	—	(2,300,000)
Net proceeds from issuance of common stock	—	37,024,000
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	500,000

Net cash provided by financing activities	169,000	37,524,000

Net increase in cash and cash equivalents	3,981,000	7,623,000
Cash and cash equivalents at beginning of period	3,505,000	560,000

Cash and cash equivalents at end of period	$7,486,000	$8,183,000

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements

1. Basis of Presentation

The accompanying condensed financial statements of Lumera Corporation (“Lumera” or the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the United States of America Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2004 annual report on Form 10-K/A as filed with the SEC.

These financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contain all of the adjustments (normal and recurring in nature) necessary, in our opinion, to state fairly our financial position as of September 30, 2005 and the results of operations and cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those you may expect for the full year or any future period.

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

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include Series A and Series B convertible preferred stock (prior to conversion to common stock in July 2004), options and warrants to purchase Class A common stock and common stock, and warrants to purchase Series A convertible preferred stock. As of September 30, 2005 and 2004, the Company had outstanding common stock options and warrants to purchase an aggregate of 3,272,639 and 1,827,080 shares of common stock, respectively, which were excluded from the calculation of diluted earnings per share.

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123(R) until the issuer's first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS 123(R) beginning January 1, 2006.

 Under SFAS 123(R), the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The Company must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include retrospective and prospective adoption options. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R), while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are evaluating the alternative methods for implementing SFAS No. 123(R).

 In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123(R) and SAB 107 and expects that the adoption of SFAS 123(R) on January 1, 2006 will have a material impact on its results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2004 the Company granted options under the 2000 Plan to its CEO and non-employee directors to purchase an aggregate of 410,000 shares of common stock with a weighted average exercise price of $2.00 per share which was below the then current market value. During the three and nine months ended September 30, 2005 and 2004, the Company recognized compensation expense associated with these option grants of $38,000, $154,000, $155,000 and $841,000, respectively. In addition, the Company granted options to purchase 65,000 shares of Class A common stock to a Microvision employee in March 2004. These options were accounted for as a dividend to Microvision and recorded at their fair value on the date of grant of $272,000, in accordance with the guidance in EITF Issue No. 00-23 Issue 21, Options Granted to Employees of Entities under Common Control.

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

A summary of stock compensation expense for each period is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Employees	$74,000	$201,000	$305,000	$420,000
Directors	4,000	61,000	41,000	600,000
Third Party	49,000	16,000	83,000	365,000

	$127,000	$278,000	$429,000	$1,385,000

Component of:
Research and development	$38,000	$(42,000)	$91,000	$309,000
Marketing, general and administrative	89,000	320,000	338,000	1,076,000

	$127,000	$278,000	$429,000	$1,385,000

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net loss available to common shareholders, as reported	$(2,034,000)	$(3,176,000)	$(7,838,000)	$(6,500,000)

Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	78,000	262,000	346,000	1,020,000
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	(522,000)	(629,000)	(1,751,000)	(1,837,000)

Net loss available to common shareholders, pro forma	$(2,478,000)	$(3,543,000)	$(9,243,000)	$(7,317,000)

Net loss per share, as reported (basic and diluted)	$(0.12)	$(0.24)	$(0.47)	$(0.75)

Net loss per share, pro forma (basic and diluted)	$(0.15)	$(0.26)	$(0.56)	$(0.85)

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

5. Commitments and Contingencies

Agreements with the University of Washington In October 2000, the Company entered into a license agreement (“License Agreement”) and a research agreement (“Sponsored Research Agreement” or “SRA”) with the University of Washington (“UW”). The License Agreement grants the Company rights to certain intellectual property including technology being developed under the sponsored Research Agreement whereby the Company has a royalty-bearing license to make, sell or sublicense the licensed technology.

Under the terms of the License Agreement, the Company issued 802,414 shares of the Company’s common stock to the UW. The shares, which are fully vested, were valued $3.0 million, recorded as prepaid stock-based research expense and fully amortized to expense as of March 31, 2004. The Company is also required to pay certain costs related to filing and processing of patents and copyrights related to the agreements. Additionally, the Company is required to pay certain ongoing royalty payments at a minimum of $75,000 per annum, which are amortized to expense throughout the year. The Company has not made any royalty payments to date in excess of these minimums. We have made payments to the UW under the terms of a separate letter agreement for additional research related to the optical materials.

Under the terms of the Sponsored Research Agreement the Company has paid the UW a total of $5,375,000 over approximately four years for research services. The SRA terminated following the final payment of $375,000, which was made during the quarter ending June 30, 2005.

The following table summarizes payments made and expense recorded during the three and nine months ended September 30, 2005 and 2004:

		Expense (Benefit) Recognized
(in thousands)	Payments Made	Sponsored Research	Optical Materials	Minimum Royalty	Expense Recorded on Payments	Amortization of Stock	Total Expense Recorded
Three months ended
September 30, 2005	$18	$—	$—	$18	$18	$—	$18
September 30, 2004	413	324	—	19	343	—	343

Nine months ended
September 30, 2005	$806	$650	$—	$56	$706	$—	$706
September 30, 2004	531	(1,545)	50	56	(1,439)	159	(1,280)

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

Overview

 Lumera Corporation was established in early 2000 to develop proprietary polymer materials and products based on these materials for a broad range of applications. We design and synthesize polymer materials at the molecular level by using our expertise in nanotechnology, which is the development of products and production processes at a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter). Our goal is to optimize the electrical, optical and surface properties of these materials. We use these materials to improve the design, performance and functionality of products for use in biochemical analysis and in optical communications networks and systems. We believe we have developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology.

 From inception through 2004, we concentrated primarily on the development of our technology and potential products. To date, substantially all of our revenues have come from contracts to develop custom-made electro-optic materials and devices for government agencies. As we transition to a product-based company we expect to record both revenue and expense from product sales, to incur increased costs for sales and marketing and to increase general and administrative expense. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations. Until December 31, 2003, the Company was considered to be in the development stage. In early 2004, the Company believes it reached the stage where it had commercialized devices for potential wireless networking and optical networking applications and had largely completed financial planning, establishing sources of supply, acquiring plant and equipment and recruiting personnel. Therefore, the Company was considered to have exited the development stage in 2004.

Lumera is developing products for two distinct markets which we believe address significant market opportunities, including biotechnology disposables and detection devices and electro-optic devices and systems. Lumera has generated limited sales of its products in these markets.

The status of Lumera’s product commercialization efforts in each of these markets is summarized below:

Biotechnology Detection and Disposables

Lumera is developing disposable biochips fabricated for both DNA and protein analysis. Our proprietary polymer coating and process improve performance for genetic profiling and fundamentally enable protein array production. Lumera shipped sample-sized orders of its DNA biochips during the third quarter of 2005 to the Institute for Systems Biology (”ISB”), with whom Lumera has a collaborative agreement. Based upon ISB’s favorable results with these biochips, a paper has been submitted to “Methods in Enzymology” and is currently in the peer review process. For printed arrays, the patterned chemistry resulted in improved sensitivity, precision, and dynamic range in analyzing the samples’ structure.

Lumera continues to develop its protein biochip - NanoCapture-HPT™ -- with a strategic partner. These chips combine Lumera’s proprietary nanosurface modification chemistry with Helix Biopharma’s Heterodimer Protein Technology (HPT) to which the Company has an exclusive license. These arrays are expected to, for the first time, allow researchers to build biologically active, high density protein arrays from simple, widely available cDNA libraries.

Also during the quarter Lumera demonstrated high throughput and high sensitivity non-labeled protein binding in a 1032-spot protein microarray using surface plasmon resonance (“SPR”). This ProteomicProcessor™ is designed to allow high throughput detection and analysis of possible drug candidates that target protein molecules, biomarker discovery and pathway elucidation. This is the second generation prototype Lumera has developed. The Company expects to have equipment ready for customer evaluation in the fourth quarter of 2005.

Electro-Optic Devices

Lumera is developing a new generation of electro-optic modulators and other devices for optical networks and systems based on our proprietary polymer materials. The applications for these advanced materials include electro-optic components such as modulators and ring oscillators, polymer electronics such as high performance diodes and transistors, and optical interconnects for high speed (greater than 20 billion cycles per second) inter and intra semiconductor chip communication. Our polymer-based modulators can operate at speeds up to five times faster than existing inorganic crystal-based electro-optic modulators. We believe we can design polymer-based electro-optic modulators that are smaller, lighter and more energy efficient than electro-optic modulators using inorganic crystals. Lumera is continuing development efforts to enhance the speed, efficiency and power requirements of electro-optic materials and devices to meet evolving customer requirements and applications.

Lumera shipped sample quantities of electro-optic modulators and samples of specialized electro-optic polymer material to multiple customers including Raytheon Company, undisclosed defense contractors, government agencies and a semiconductor chip company that is evaluating board and chip level optical interconnects during the quarter ending September 30, 2005. Lumera is hopeful that these initial shipments will lead to long term relationships and sustainable commercial sales of its modulators and optical material.

During the quarter, the company was awarded a patent that protects technology resulting in optic modulators performing with significantly less optical loss and voltage - both crucial performance factors for components in optical networks, both crucial performance factors for components in optical networks. Lumera solved fabrication issues by using two layers of different electro-optic polymers. The combination of increased thickness and more electro-optic activity lowered both the optical loss and the operating voltage.

Lumera is currently working on three government contracts to produce polymer-based modulators for use in defense communications and detection systems and phased array radar. Each of Lumera’s government contracts are in their renewal period. Backlog on Lumera’s governmental contracts totaled $162,000 at September 30, 2005.

Wireless Antennas and Systems

Lumera’s “smart antenna” application was being developed for a customer specific niche market, which was not developing fast enough to warrant further business development efforts. In reviewing our market opportunities, the larger revenue opportunities potentially available to the Company in the bioscience and electro-optics markets coupled with the increasing interest in these products have resulted in the strategic re-alignment of resources to fully exploit the opportunities in these two markets. As a result, Lumera is stopping development of its smart antenna. Future antenna development, if any, will be done within the electro-optic device group.

Revenue. Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices. We entered into a $1.6 million contract in August 2001 with a government agency that was renewed in October 2002 for $1.0 million, again in November 2003 for $950,000 and recently in January 2005 for $1.1 million. We entered into a feasibility study with a government contractor in December 2002 for $149,000 that was extended in 2003 for an additional $400,000 until shifting governmental funding priorities terminated the project. We entered into a contract with a governmental agency in August 2003 to be approved in stages totaling $497,000, the final three stages of which have been approved. Backlog on Lumera’s governmental contracts totaled $162,000 at September 30, 2005. Our revenue from government contracting has fluctuated year to year and we expect that future periods could also fluctuate significantly.

We also generate revenue through sales of our products to research institutes - both private and in universities, original equipment manufacturers (OEMs), drug discovery and/or diagnostic companies, industry partners and through development contracts. We expect that future revenue from U.S. government contracts will decrease as a percentage of revenue and that product revenue from the sale of commercial products will increase both on a dollar basis and as a percentage of revenue in future years.

Cost of Revenue. Historically, cost of contract revenue has consisted primarily of the direct and allocated indirect costs of performing on development contracts. Direct costs include labor, materials and other costs incurred directly in performing specific contracts. Indirect costs include labor and other costs associated with our research and product development efforts and building our technical capabilities and capacity. The cost of revenue can fluctuate substantially from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred. The cost of revenue as a percentage of revenue can fluctuate significantly from period to period depending on the contract mix, the cost of future planned products and the level of direct and indirect cost incurred.

Cost of product revenue includes direct labor and material costs and allocated indirect costs.  Lumera currently utilizes its research and development facilities to manufacture its products until demand for these products justify separate manufacturing facilities. Indirect cost is allocated to the cost of product revenues based upon direct labor required during the manufacturing process, but only to the extent of product revenue. Lumera records product costs in excess of revenues as research and development costs.

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

Results of Operations

Comparison of Three Months Ended September 30, 2005 and 2004

Revenue. Revenue increased by $389,000 to $681,000 for the quarter ended September 30, 2005 from $292,000 for the quarter ended September 30, 2004. Contract revenue increased by $334,000 to $624,000 for the current quarter from $290,000 in 2004 due primarily to higher billings on one of the company’s contracts. Product revenues totaled $56,000 during the current quarter, reflecting sales of electro-optic modulators and materials and biochips. Backlog on Lumera’s government contracts totaled $162,000 at September 30, 2005.

Cost of Revenue. Cost of revenue increased by $300,000 to $465,000 for the quarter ended September 30, 2005 from $165,000 for the quarter ended September 30, 2004. Cost of contract revenues increased by $271,000 to $436,000 from $165,000 in 2004 due primarily to higher labor and materials costs and related overhead charges applied to the Company’s governmental contracts during the current quarter. Cost of product revenue totaled $29,000 during the current quarter.

Research and Development Expense. Research and development expense decreased by $184,000 to $1,408,000 for the quarter ended September 30, 2005 from $1,592,000 for the quarter ended September 30, 2004. Expenses associated with our various agreements with the University of Washington, which are summarized in the table below, decreased by $325,000 during the quarter. Also explaining the decline in research and development expense were labor and overhead costs allocated to cost of revenue, which were $263,000 higher during the current quarter due to increased contract activity. Non-cash stock based compensation and consulting expenses were $161,000 lower during the current quarter due primarily to accelerated amortization of deferred compensation associated with options granted in March 2004 at below market prices. Consulting fees related to current quarter bio-science and modulator packaging projects increased by $226,000 in the current quarter. Materials, supplies and facilities expense and patent related costs increased by approximately $239,000 during the quarter due in part to increased internal product development and commercialization activities. Licensing and technology transfer fees associated with the Company’s January 2005 license agreement with Sensium Technologies totaled $100,000 during the current quarter.

The following table summarizes payments made and expense recorded under the various University of Washington Agreements during the three months ending September 30, 2005 and 2004:

		Expense (Benefit) Recognized
(in thousands)	Payments Made	Sponsored Research	Optical Materials	Minimum Royalty	Expense Recorded on Payments	Amortization of Stock	Total Expense Recorded
Three months ended
September 30, 2005	$18	$—	$—	$18	$18	$—	$18
September 30, 2004	413	324	—	19	343	—	343

Marketing, General and Administrative Expense. Marketing, general and administrative expense decreased by $517,000 to $996,000 for the quarter ended September 30, 2005 from $1,513,000 for the quarter ended September 30, 2004. Non-cash stock based compensation expenses were $229,000 lower during the current quarter due primarily to accelerated amortization of deferred compensation associated with options granted in March 2004 at below market prices. Incentive compensation costs were $218,000 lower in the current quarter to bring 2005 compensation accruals in line with performance. Legal and accounting fees were $254,000 lower in the current quarter reflecting higher 2004 legal costs associated with the Company’s re-incorporation into the State of Delaware and higher 2004 audit costs. General and administrative and facilities costs increased $88,000 above 2004 and salaries and related benefit costs associated with increased headcount were $85,000 higher in the current quarter.

 Interest Income. Interest income totaled $155,000 for the quarter ended September 30, 2005 compared to $63,000 for the quarter ended September 30, 2004 due to higher levels of invested cash during the current quarter.

Interest Expense. The Company had no interest expense during the quarter ending September 30, 2005. Interest expense for the quarter ending September 30, 2004 totaled $262,000 due entirely to the issuance of $2,300,000 or 6.5% Convertible Notes in April of 2004, which were repaid in August 2004.

Comparison of Nine Months Ended September 30, 2005 and 2004

Contract Revenue. Revenue increased by $373,000 to $1,269,000 for the nine months ended September 30, 2005 from $896,000 for the nine months ended September 30, 2004. Contract revenue increased by $334,000 to $1,212,000 for 2005 from $879,000 in 2004 due primarily to higher billings on one of the company’s contracts. Product revenues increased by $39,000 to $57,000 for the nine months ended September 30, 2005, reflecting increased sales of electro-optic modulators and materials and biochips. Backlog on Lumera’s government contracts totaled $162,000 at September 30, 2005.

Cost of Revenue. Cost of revenue increased $305,000 to $851,000 for the nine months ended September 30, 2005 from $546,000 for the nine months ended September 30, 2004. Cost of contract revenues increased by $275,000 to $821,000 from $546,000 in 2004 due primarily to higher labor and materials cost and related overhead charges applied to the Company’s governmental contracts during the current period. Cost of product revenue totaled $30,000 during the current period.

Research and Development Expense. Research and development expense increased by $2,371,000 to $5,033,000 for the nine months ended September 30, 2005 from $2,662,000 for the nine months ended September 30, 2004. Expenses associated with payments under our various agreements with the University of Washington, which are summarized in the table below, increased by $2.1 million in the current period, due primarily to a non-cash adjustment recorded in 2004 totaling $2.4 million, reflecting a substantial decrease in the amounts due to the UW under the sponsored research agreement and the related reversal of previously amortized research and development expenses. Other contract research fees declined by $274,000 in the current period due primarily to higher 2004 costs associated with cash and warrant payments made to Arizona Microsystems related to technology transfer and patent reimbursement expenses. Materials, supplies and facilities expense and patent related costs increased by approximately $406,000 during the current period due in part to increased internal product development and commercialization activities. Consulting fees related to current period bio-science and modulator packaging projects increased by $446,000 in the current period. Licensing and technology transfer fees associated with the Company’s January 2005 license agreement with Sensium Technologies totaled $271,000 during the current period. Labor and overhead costs allocated to cost of revenue increased by $328,000 during the current period due to increased contract activity, decreasing research and development expense. Non-cash stock based compensation and consulting expenses were $218,000 lower during the current quarter associated with options granted in March 2004 at below market prices due primarily to accelerated amortization of deferred compensation associated with options granted in March 2004 at below market prices.

The following table summarizes payments made and expense recorded under the various University of Washington Agreements during the six months ending June 30, 2005 and 2004:

		Expense (Benefit) Recognized
(in thousands)	Payments Made	Sponsored Research	Optical Materials	Minimum Royalty	Expense Recorded on Payments	Amortization of Stock	Total Expense Recorded
Nine months ended
September 30, 2005	$806	$650	$—	$56	$706	$—	$706
September 30, 2004	531	(1,545)	50	56	(1,439)	159	(1,280)

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased by $298,000 to $3,702,000 for the nine months ended September 30, 2005 from $3,404,000 for the nine months ended September 30, 2004. The increased expense is primarily attributable to increased audit, and investor relations professional fees and insurance costs primarily associated with being a public company of $576,000, increased costs arising from additional headcount in marketing and finance of $512,000, and general administrative and facilities costs of approximately $490,000, all compared with the prior nine month period. Non-cash stock based compensation expenses associated with options granted in March 2004 at below market prices were $739,000 lower during the current period. Incentive compensation costs were $234,000 lower in the current quarter to bring 2005 compensation accruals in line with performance. Costs associated with fundraising and administrative support supplied by our former parent company, which totaled $175,000 in the prior year period, were zero in the current period. Legal fees in the current period declined by $135,000 from the prior year period, due primarily to expenses associated with the Company’s reincorporation in 2004.

Interest Income. Interest income totaled $479,000 for the nine months ended September 30, 2005 compared to $64,000 for the nine months ended September 30, 2004, due to higher levels of invested cash through the current period.

Interest Expense. The Company had no interest expense during the nine months ending September 30, 2005. Interest expense for the nine months ending September 30, 2004 totaled $348,000 due entirely to the issuance of $2,300,000 or 6.5% Convertible Notes in April of 2004, which were repaid in August 2004.

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

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common and convertible preferred stock, convertible notes and, to a lesser extent, through revenues from development contracts and sales of services. We had an accumulated deficit of $46.1 million as of September 30, 2005. At September 30, 2005 we had $23.6 million in cash and cash equivalents and investment securities available for sale.

Net cash used in operating activities increased by $1,671,000 to $6,532,000 for the nine months ended September 30, 2005 from $4,861,000 for the nine months ended September 30, 2004. Operating cash expenditures increased during the first nine months of 2005, compared to the prior year period, due primarily to increased professional fees related to product development of $528,000, higher accounting and professional fees and insurance costs primarily associated with being a public company of $521,000, higher general and administrative and facilities costs of $462,000, higher payroll and related costs associated with additional headcount of $407,000, increased material and supply costs associated with research and development activities of $274,000, and licensing and technology transfer fees paid under the Company’s January 2005 license agreement with Sensium Technologies of $250,000. Interest income and payments on investment interest receivables contributed an additional $606,000 in operating cash during the nine months ending September 30, 2005.

Lumera’s research liability under the terms of our Sponsored Research Agreement with the University of Washington ended upon the final two $375,000 payments which were made during the six months ended June 30 2005.

Net cash provided by investing activities totaled $10,344,000 for the nine months ended September 30, 2005 representing the net maturities of investment securities to fund operations and working capital and the acquisition of capital equipment of $343,000. Net cash used by investing activities of $25,040,000 for the nine months ended September 30, 2004 represents the purchase of investment securities net of the acquisition of capital equipment of $101,000.

Net cash provided by financing activities totaled $169,000 for the nine months ended September 30, 2005, due to net proceeds from the issuance of stock options. Net cash provided by financing activities totaled $37,524,000 for the nine months ended September 30, 2004, due primarily to the issuance of common shares in a underwritten public offering, which totaled $37 million net of fees. In March of 2004 we issued $500,000 of Series B Preferred Stock. In April 2004 the Company issued $2.3 million of 6.5% Convertible Notes.

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

Our future capital requirements will depend on numerous factors, including:

•	the progress of our research and development efforts;

•	the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to establish cooperative development, joint venture and licensing arrangements

We expect that our cash used in operations will increase during 2005 and beyond as a result of:

•	increased production spending as our products are accepted and sold;

•	increased spending on marketing activities as our products are introduced into our target markets;

•	the addition of sales, marketing, technical and other staff to sell products, meet production needs and continue with future development efforts;

•	expansion of our office and laboratory space, including lease commitments, purchases of additional laboratory and production equipment;

•	the development of strategic relationships with systems integrators and equipment manufacturers; and

•	increased general and administrative activities related to our operations as a public company and related corporate compliance requirements.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that the $23.6 million in cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations for at least the next 18 months (See Risk Factors). We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

RISK FACTORS

RISK FACTORS THAT MAY AFFECT OUR RESULTS

We have incurred substantial operating losses since our inception and may continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential products. As a result of these activities, we incurred net losses of $2.9 million from inception through December 31, 2000, $9.6 million in 2001, $8.7 million in 2002, $8.1 million in 2003, $9.4 million in 2004 and $7.8 million in the nine months ended September 30, 2005. We anticipate that we will continue to incur operating losses through at least the year ending December 31, 2005. As of September 30, 2005, we had an accumulated deficit of $46.1 million.

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

We are devoting significant resources to the development of products and the support of marketing and sales efforts in new markets, such as the disposable biochip market. We expect to continue to seek to identify and develop products for new markets. New markets change rapidly and we cannot assure you that they will grow or that we will be able to accurately forecast market demand, or lack thereof, in time to respond appropriately. Our investment of resources to develop products for these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses. In addition, as we enter new markets, there is a significant risk that:

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

We are developing nanotechnology-enabled polymer-based products. We do not know when a market for these potential products will develop, if at all. Our success depends, in part, upon our ability to gain market acceptance of our potential products. To be accepted, our potential products must meet the technical and performance requirements of our potential customers. The biochip markets are evolving rapidly and involve many competitors and competing technologies, and the optical communications industry is currently fragmented with many competitors developing different technologies. We expect that only a few of these technologies will ultimately gain market acceptance. Products based on polymer materials may not be accepted by OEMs and systems integrators of optical communications networks. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products. If the markets we are targeting fail to accept polymer-based products or determine that other products are superior, we may not be able to achieve market acceptance of our potential products.

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

In the first nine months of 2005 and for the years ended December 31, 2004, 2003 and 2002, 96% 99% 98%, and 99%, respectively, of our revenue was derived from performance on a limited number of development contracts with various agencies within the U.S. Department of Defense and with government subcontractors. Any significant disruption or deterioration of our relationships with either the Department of Defense or government subcontractors could significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and we expect they will be a significant percentage of our revenue for the foreseeable future.

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

We are seeking to derive a substantial portion of our future sales from product sales in the telecommunications and networking markets, including sales of our electro-optic devices. Developments that adversely affect the telecommunications or networking markets, including delays in traffic growth and changes in U.S. government regulation, could slow or halt our revenue growth from sales of our electro-optic modulators. Reduced spending and technology investment by telecommunications companies may make it more difficult for our products to gain market acceptance. Such companies may be less willing to purchase new technology such as ours or invest in new technology development when they have reduced capital expenditure budgets.

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

Our intellectual property, or any intellectual property that we have or may acquire, license or develop in the future, may not provide meaningful competitive advantages. Our patents and patent applications, including those we license, may be challenged by competitors, and the rights granted under such patents or patent applications may not provide meaningful proprietary protection. For example, we are aware of numerous patents held by third parties that relate to polymer materials, biochips and electro-optic devices. These patents could be used as a basis to challenge the validity or limit the scope of our patents or patent applications. A successful challenge to the validity or limitation of the scope of our patents or patent applications could limit our ability to commercialize our polymer materials technology and, consequently, reduce our revenues.

Moreover, competitors may infringe our patents or those that we license, or successfully avoid these patents through design innovation. To combat infringement or unauthorized use, we may need to resort to litigation, which can be expensive and time-consuming and may not succeed in protecting our proprietary rights. In addition, in an infringement preceding a court may decide that our patents or other intellectual property rights are not valid or are unenforceable, or may refuse to stop the other party from using the intellectual property at issue on the ground that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect these rights as fully as the laws of the United States.

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

The markets for biochips and optical communications devices have been characterized by rapidly changing technologies, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to further develop our polymer materials technologies and to cost effectively introduce products in a timely manner to meet evolving customer requirements and compete with competitors’ technology and product advances. We may not succeed in these efforts because of:

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

Microvision owns approximately 28% of our common stock, and may be able to exert substantial control over our business.

Microvision currently owns securities representing approximately 28% of our voting securities. Two of our six current directors, including the Chairman of our board of directors, are also directors of Microvision. Our interests may not always be aligned with Microvision’s. We do not have formal guidelines for dealing with potential conflicts of interest, but will address any such conflicts on a case by case basis. Microvision will continue to have the ability to exert considerable influence over our direction for the foreseeable future.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of September 30, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the first nine months of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes the adverse outcome of which would have a material adverse effect on the Company's financial position, results of operations or cash flows.  There is a lawsuit currently pending in the United States District Court for the Western District of Washington that was brought against Lumera by a former employee alleging discrimination in connection with employment at Lumera which ended in 2002.  Lumera believes that this claim is covered by various insurance policies.  Lumera does not believe that there is any merit to the claim, and the lawsuit is being vigorously contested by Lumera. Even if the former employee were successful, at this point in time any potential damages are not reasonably estimable.  Therefore, Lumera has not currently reserved for any expenses in connection with the claim.

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

LUMERA CORPORATION

Date: November 8, 2005	By:	/s/ THOMAS D. MINO
Thomas D. Mino
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2005	By:	/s/ PETER J. BIERE
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