Form 10-K
period 2005-12-31
LUMERA CORP
filed 2006-03-17
CIK 1137399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50862

LUMERA CORPORATION
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	91-2011728
(State or Other Jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Lumera Corporation
19910 North Creek Parkway
Bothell, Washington 98011-3040
(425) 415-6900

(Address, including zip code, of principal executive offices
And telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ྑ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ྑ No ☒

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ྑ

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ྑ No ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer   ☐          Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ྑ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2005, the last business day of the registrant’s most recently completed fiscal year, was approximately $44,534,222 (based on the closing price for the registrant's Common Stock on the NASDAQ National Market of $3.74 per share). For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

        The number of shares of the registrant's Common Stock outstanding as of March 1, 2006 was 16,758,116.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's Annual Meeting of Shareholders to be held on June 1, 2006 are incorporated herein by reference into Part III of this report.

Lumera Corporation
Form 10-K

PART I

Preliminary Note Regarding Forward-Looking Statements

        The information set forth in this report in Item 1 "Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations ,our financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "will," "anticipate," "estimate," "target," "project," "plan," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause actual results to differ materially from those projected in the forward-looking statements are set forth in Item 1A " Risk Factors."

ITEM 1.    BUSINESS

Overview

 Lumera Corporation, a Delaware corporation, was established in early 2000. From our inception through our public offering in July 2004 we were a subsidiary of Microvision, Inc.

Through 2004, we concentrated primarily on the development of our technology and potential products, namely proprietary polymer materials and products based on these materials for two primary markets: bioscience and electro-optics. We design and synthesize polymer materials at the molecular level by using our expertise in nanotechnology, which is the development of products and production processes at a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter). Our goal is to optimize the electrical, optical mechanical and chemical properties of these materials. We use these materials to improve the performance and functionality of products for use in biochemical analysis and in optical communications networks and computer systems. We believe we have developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology.

To date, substantially all of our revenues have come from contracts to develop custom-made electro-optic materials and devices for government agencies. We have generated limited sales of our products in the bioscience market and in the electro-optics market. Until December 31, 2003, we were considered to be in the development stage. Products for wireless networking and biochip applications became available for customer evaluation in early 2004; therefore, we were considered to have exited the development stage in 2004.

In 2004, we also began the development of our label-free, high throughput detection system and related biochip products aimed primarily at the growing proteomics marketplace. We also continued the development of our polymer modulators and, pending demand for higher bandwidth and speeds from optical communications equipment suppliers, we have been developing other applications for our modulators such as terahertz imaging systems. We currently have products being evaluated by customers and potential customers in each of our product areas.

Technology Background

Nanotechnology: Polymer Materials, Engineering and Process Development

Polymers are large carbon-based molecules that bond many small molecules together to form a long chain. Polymer materials can be engineered and optimized using nanotechnology to create a system in which unique electrical, chemical and electro-optic characteristics can be controlled. Nanotechnology refers to the development of products and production processes at a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter).

Materials based on polymers are used in a multitude of industrial and consumer products, from automotive parts to home appliances and furniture, as well as scientific and medical equipment. We believe that polymer materials engineered at the molecular level can have a significant role in the future development of commercially relevant biotechnology and electro-optic related products. In addition, polymers, polymer-based devices and the processes used to create them are often patentable, which can provide the developers of such technology with a significant competitive advantage.

Markets and Product Opportunities

We are developing proprietary polymer materials and products based on these materials for two primary markets: bioscience and electro-optics.

Bioscience

The Market

We believe that a substantial opportunity in bioscience markets exists in designing, manufacturing and selling biotechnology disposables, such as biochips (also known as microarrays). Biochips are small glass or silicon chips, usually one inch by three inches in size, which are used to hold DNA or protein samples in microwells for analysis and diagnostic testing. Polymer coatings can be used on biochips to define the microwells in which the DNA or protein samples are placed. These coatings are effective in keeping the samples separate from each other on the surface of the chips due to unique surface properties of the polymers, specifically, these are hydrophobic - water repelling - and hydrophilic - water attracting - characteristics.

We anticipate that the market for biotechnology disposables will continue to grow as the field of proteomics develops. Proteomics is the study of proteins, including their location, structure and function. Specific protein levels have been shown to be effective indicators of a number of diseases, including heart disease and several forms of cancer. A Global Industry Analysts, Inc. report states that the world-wide market for proteomics, which is currently growing at a 23.8% compound annual rate, is expected to reach $2.4 billion by 2008. We believe that there is a substantial market opportunity within this market for our tools and technology. In particular, we anticipate that as proteomics evolves, there will be an increasing demand for low-cost disposable diagnostic biochips and other devices for detecting disease.

We also believe that a substantial opportunity exists to improve detection methods and tools which provide scientists new, less complex and higher throughput analytical methods. We anticipate that a number of current and emerging analytical technologies related to genomics and proteomics will evolve from primarily research tools to analytical tools, leading to increased demand for disposable biochips used in analysis for biologic molecules.

Currently, the leading competitor in the genomic microarray market is Affymetrix. The market leader in surface plasmon resonance tools is Biacore. Other competitors include Agilent and Illumina. While there are a number of companies in the proteomic market, no single company has emerged as the dominant force. Additional information on our competition is provided later in this document under the section entitled “Competition.”

Lumera Bioscience Product Opportunity

We are developing disposable biochips fabricated for both DNA and protein analysis and a surface plasmon resonance (“SPR”) biosensor designed to enable detection and analysis of possible drug candidates that target protein molecules, biomarker discovery and protein pathway elucidation.

Our NanoCapture™ Arrays are biochips that are coated with our proprietary hydrophobic polymers. These water-resistant polymers surround the microwells on the biochips, better containing the DNA samples in the microwells and reducing cross-contamination between wells. Unlike most other currently available biochips that use Teflon™ to produce microwells, we use a very thin layer of polymer coating on our NanoCapture™ Arrays, providing a cost-effective alternative to Teflon™. Because our polymer coatings are applied to our NanoCapture™ Arrays in very thin layers, these biochips provide the ability to isolate and contain extremely small amounts of samples for testing. This allows the production of biochips that can hold large numbers of samples on the same biochip, providing high throughput with minimal sample volumes. In addition, the polymers we use on our NanoCapture™ Arrays are compatible with silicon, glass, metal, plastic or other materials that provide the base layer for biochips, allowing for a wide range of additional biotechnology applications. Our NanoCapture™ Arrays are currently being tested by major research centers.

In early 2005, we acquired exclusive rights within our markets to Helix Biopharma’s Heterodimer Protein Technology (“HPT”). The combination of Helix’s HPT technology and our proprietary nanosurface modification chemistry will, for the first time, allow researchers to consistently utilize existing DNA arrays to produce protein arrays that accurately mimic the native living cell environment of the body. This is important because other methods in use denature the protein by causing it to unfold so that some its original properties are diminished or eliminated.

In 2005 we entered into a collaboration agreement with the Institute for Systems Biology to develop a high-throughput, label-free detection platform. The technology platform consists of our ProteomicProcessor and NanoCapture™ Array technology. The ProteomicProcessor tool reads our high density NanoCapture™ Microarrays in real-time, without the use of molecular labels. By combining these technologies, researchers will be able to more quickly isolate, compile and process large amounts of data at high-speeds to accelerate proteomic research. This collaboration resulted in the first generation ProteomicProcessor. This machine is an analytical reader using SPR, a process which reads the changes in the refractive index of the samples in the microwells. Working with the ISB, we demonstrated high throughput and high sensitivity non-labeled protein binding in a 1032-spot protein microarray using the ProteomicProcessor. More specifically, we have been able to identify transcription factor binding to certain DNA sequences - critically important information for new drug development. For printed arrays, the patterned chemistry resulted in improved sensitivity, precision, and dynamic range in analyzing the samples’ structure. This result will be published in an article which was accepted for a forthcoming issue of Methods in Enzymology.

We have further refined the ProteomicProcessor, producing two second generation machines in the fourth quarter of 2005 for customer evaluation. With the introduction and market testing of our biosensor, we determined that the surest path to achieving market acceptance was to collaborate with world opinion leaders to establish the viability and validity of our products. The traditional commercial markets - e.g., large pharmaceutical companies and biotech companies - look to recognized research organizations and universities for development of core research methodologies. Demonstrating the value of our products through these opinion leaders will, therefore, allow us to be in a stronger position when we approach these commercial markets later in the year. We will seek to collaborate with additional research centers and universities to develop the reader to its full commercial potential along with the biochips that will support the resultant applications.

Electro-Optics

The Market

We believe that the increasing demand for faster, higher bandwidth communications applications will ultimately stimulate demand for components that can operate at these faster parameters. Electro-optic devices such as modulators translate electric signals into optical signals used in communication systems to transfer data, either over fiber-optic networks or between chip-based circuits, acting like high speed switches.

Optical data transfer is significantly faster and more efficient than transfer technologies using only electric signals. Current technologies that translate electric signals into optical signals generally rely on inorganic electro-optic materials which have speed limitations and require higher operating voltages that in turn increase operating temperatures and systems costs. Polymer-based electro-optic modulators provide advantages over current switching technologies based on inorganic materials by increasing switching speed, improving optical transmission properties and lowering operating voltages. Higher switching speeds will permit more cost-effective use of bandwidth for broadband Internet and voice services. Lower operating voltages will enable systems design to eliminate costs and importantly to reduce the heat these systems generate. Polymer modulators are also resistant to radiation, making them highly suitable for satellite communications.

We anticipate that an additional market for electro-optic devices may develop in connection with computer components. Some integrated circuit manufacturers are seeking to solve problems that exist with metal interconnects, which are used to move data directly from microprocessors to other computer components. Metal interconnects may become more problematic as processor speeds continue to increase. In particular, as speeds increase, it is likely that heat transfer will become a more serious issue to address. Unlike many metal interconnects, polymer-based interconnects can operate at higher circuit speeds by optically transmitting data between computer components and systems. Because the data is being transferred via light, the heat transfer issue is also resolved.

We also believe an opportunity is evolving for passive millimeter wave sensors, also known as terahertz imaging systems. High speed optical modulators can be integrated in terahertz imaging systems which detect wave frequencies in the region of the light spectrum between 100 gigahertz and 10 terahertz. Such wave frequencies are known as terahertz radiation, terahertz waves, T-rays, T-light, T-lux and THz.

Terahertz radiation is capable of non-invasively penetrating a wide variety of non-conducting materials including clothing, paper, cardboard, wood, masonry, plastic and ceramics. Terahertz waves can also penetrate fog and clouds but cannot penetrate metal or water. These properties make terahertz waves suitable for several applications used in military platforms to provide all-weather seeing capability for land, naval, and air platforms.

Terahertz radiation may also be used in security screening systems. Terahertz imaging uses the properties of terahertz waves to "see" through objects. However, unlike X-ray radiation, which can be harmful to the human body, terahertz radiation is not harmful. It could, therefore, be used to develop a safer and less invasive imaging system that could detect certain cancers or replace the traditional mammogram equipment with a less painful but equally effective system. Such a system could be used to remotely detect concealed weapons on a person. Because terahertz waves cannot pass through metal, a weapon could be detected in sharp detail on an imaging system while the terahertz waves harmlessly pass through the person carrying the weapon and his clothing.

We also believe our polymeric electro-optic materials also show great advantages for broadband RF signal transmission, up to the terahertz region, due to their ability of achieving large bandwidth with low driving voltages and processing capabilities in arrays of communications devices with low cross-talk.

Lumera Electro-Optic Product Opportunity

We are developing a new generation of electro-optic modulators and other devices for optical networks and systems based on our proprietary polymer materials. The applications for these advanced materials include electro-optic components such as modulators and ring oscillators, polymer electronics such as high performance diodes and transistors, and optical interconnects for high speed (greater than 20 billion cycles per second) inter and intra semiconductor chip communication. Our polymer-based modulators can operate at speeds up to five times faster than existing inorganic crystal-based electro-optic modulators and are smaller, lighter and more energy efficient than electro-optic modulators using inorganic crystals. We have designed and manufactured polymer-based electro-optic modulators that operate at speeds up to 95 GHz. We are continuing development efforts to enhance the speed, efficiency and power requirements of electro-optic materials and devices to meet evolving customer requirements and applications.

We shipped sample quantities of electro-optic modulators and samples of specialized electro-optic polymer material to multiple customers including Raytheon Company, undisclosed defense contractors, government agencies and a semiconductor chip company that is evaluating board and chip level optical interconnects. We are hopeful that these initial shipments will lead to long term relationships and sustainable commercial sales of our modulators and optical material.

During the third quarter of 2005, we were awarded a patent that protects technology resulting in optic modulators performing with significantly less optical loss and voltage - both crucial performance factors for components in optical networks. We solved fabrication issues by using two layers of different electro-optic polymers. The combination of increased thickness and more electro-optic activity lowered both the optical loss and the operating voltage.

We are also developing terahertz systems which could be used in communication systems applications and in security related applications. We anticipate that working prototypes will be available in late 2006. Potential customers for these systems include various broadcasting companies as well as defense and security agencies.

Government Research Applications

In addition to our polymer based electro-optic products in development for commercial markets, we develop customized products on a contract basis for U.S. government agencies and government subcontractors, including high performance electro-optic modulators currently unavailable in the commercial market. These development contracts provide us with revenues, help fund our research and development efforts and provide access to certain technological resources of the government and government subcontractors.

We are currently working on two government contracts to produce polymer-based modulators for use in defense communications and detection systems and phased array radar. In November 2005, we were awarded a contract totaling $411,000 through August 2006 from Pennsylvania State University Electro-Optics Center to develop polymer based electro-optic modulators for the detection of terahertz waves. In December 2005 our longest running contract with a government agency, under which we have been awarded a total of $5.7 million since 2001, was renewed for a total of $1.0 million for development work through November 2006. Backlog on our governmental contracts totaled $1,323,000 at December 31, 2005.

In addition, increased government-sector demand for biotechnology disposables and detection tools from agencies such as the National Institutes of Health, the National Science Foundation and agencies associated with the Department of Homeland Security have provided substantial funding for the private sector. We believe that these agencies may represent a significant resource for additional product research funds to develop testing and analytical methods using biochips as well as potential funding sources for scientists to acquire our biosensor through shared instrument grant programs.

Summary of Applications and Product Development

The following table summarizes our target markets, our current and potential products and the initial applications for these products.

Markets	Products	Applications
Bioscience	NanoCapture™ Arrays NanoCapture™HPT Arrays ProteomicProcessor	• DNA and protein analysis • Drug development • Screening • Drug toxicity testing

Electro-Optic Devices	Electro-Optic Modulators High Speed Optical Interconnects	• Satellite communications • Optical switching for telecom components • High speed signal processing (computing) • Terahertz imaging • Defense/aerospace

The following table outlines the position of our key products within our product pipeline.

Business Strategy

Our objective is to be a leading provider of products based on our proprietary technology and know-how in nanotechnology-based polymer materials. We are currently targeting the markets for bioscience and electro-optic devices and systems. We are also developing customized polymer-based applications for government agencies. Our business strategy has the following components:

• Use our nanotechnology-based polymer materials technology to establish an initial portfolio of successful products. We are presently developing polymer-enhanced commercial products and applications for bioscience and electro-optic markets to achieve a broad customer base and multiple revenue sources. We also intend to continue to develop and provide polymer-based products for government applications which help fund our research and development efforts and open up potentially large government markets for our products.

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

• Pursue scientific and commercial collaborative relationships. Because we recognize that our products and technologies propose new, disruptive methods, we will continue to seek relationships and partnerships with world opinion leaders in their respective fields. Doing so, we believe, will allow our products and technologies to be validated by these respected leaders. We also believe these partnerships will provide valuable introductions to the commercial markets we seek to penetrate.

• Leverage government contracts for technology advantage. We plan to continue to pursue government contracts to stay at the forefront of polymer materials technology advances. We believe the expertise we gain from government contract work will expand our proprietary knowledge, which we can use to develop products for commercial applications.

• Maintain and broaden our relationships with leading research facilities and personnel. Our relationships with academic institutions and their personnel have been critical to building our technology portfolio and our polymer materials expertise. We intend to continue to these types of relationships to access novel technologies and achieve competitive advantages.

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

Collaborative Relationships

External collaborations are an important aspect of our strategic plan for product and application development, validation and marketplace introductions. We have relationships with the following partners:

University of Washington. We collaborate actively with the University of Washington (the “UW”), a leading research institution, to conduct research and development in the field of optical materials technology. In October 2000, we entered into a sponsored research agreement (the “SRA”) with the UW to further the development of electro-optic materials and devices. The sponsored research covered improvements to polymer materials in several areas, including electro-optic activity, optical loss, long-term thermal stability and nanotechnology processibility. Although our formalized SRA has ended, we are continuing our collaboration directly with UW scientists and their departments. We paid the UW a total of $166,000 during 2005 under separate letter agreements.

We also entered into an exclusive licensing agreement with the UW in October 2000, pursuant to which we acquired rights to intellectual property relating to electro-optic polymers and related organic materials and processes in the following fields of use:

• Optical networks for voice, data and related telecommunications communications;
• Optical computing applications and holographic optical memory systems;
• Beam steering, control and scanning; and
• Commercial and defense radar, guidance and sensing systems

This UW research has resulted in 6 U.S. patent applications that are subject to our licensing agreement with the UW. The licensing agreement terminates upon the expiration of the last of the UW’s patents that relate to this technology and that are licensed to us under the agreement, unless earlier terminated by the UW or by us.

We paid the UW an aggregate of $5.75 million under the amended terms of the SRA. In exchange for our licensing rights to the UW technologies, we paid the UW a $200,000 license fee in March 2001 and issued shares of our common stock which were valued at an aggregate of approximately $3.0 million. We make ongoing minimum royalty payments of at least $75,000 per year and also pay certain costs related to filing and processing patents related to the licensing agreement.

Helix Biopharma/Sensium. We have a licensing agreement with Sensium Technologies, Inc., a subsidiary of Helix BioPharma Corporation, which gives us an exclusive worldwide royalty bearing license in our field of business to a number of patents and the related technology for use in our NanoCapture™ Arrays. Under the terms of the agreement, we paid $250,000 in license fees, half of which we paid upon signing in January 2005 and half in February 2006. We also paid $125,000 in technology transfer fees during the first half of 2005. The Sensium licensing agreement contains minimum royalty provisions totaling $50,000 for the first year, $100,000 for the second year, $150,000 for the third year and $200,000 thereafter. Our license exclusivity is based upon achieving certain minimum revenues by the fourth royalty year.

Institute for Systems Biology. We participate in a collaborative agreement with the Institute for Systems Biology in the development of a high-throughput, label-free detection platform designed to revolutionize proteomics research and to accelerate the path to market for our ProteomicProcessor and related consumables.

Harvard Medical School. We participate in a collaborative agreement with Harvard Medical School (HMS) and the Harvard Institute of Proteomics, a division of HMS to develop a next generation silicon chip substrate that combines our NanoCapture™ technology with HMS's NAPPA™ methodology (nucleic acid programmable protein arrays). The resultant 10,000-spot very high density protein arrays are expected to significantly increase the speed of drug discovery and life science research.

Medical University of South Carolina. We participate in a collaborative agreement with the Medical University of South Carolina (MUSC) to co-develop a new protein chip, based on our NanoCapture™ HPT technology, which is expected to accelerate MUSC’s research in mitochondrial biology to the forefront of the drug toxicology screening arena and to address the growing drug discovery and toxicology markets.

Arizona Microsystems, L.L.C. We have a licensing agreement with Arizona Microsystems (AZM), a company specializing in the research and development of electro-optic polymeric materials and fabrication processes, which gives us exclusive rights to seven patents in the field of electro-optic polymers. In exchange for our licensing rights to the AZM technologies, we paid AZM a total of $400,000, half in 2003 and half in 2004, and issued a warrant to purchase 164,000 shares of our common stock in consideration for our exclusive license; upon our initial public offering in July 2004, the vested portion of the AZM warrant was converted into 38,935 shares in a cash-less exercise. From October 2002 through August 2005 we paid AZM $5,000 a month for technical consulting services under the terms of a consulting agreement. We pay AZM an ongoing minimum annual license fee of $10,000 in addition to reimbursing certain patent legal expenses.

We also have arrangements with various individual consultants who are experts in the field of polymers, including a professor at the University of Colorado at Boulder who specializes in novel polymer devices and optically controlled phased-array radar, a professor at the University of Southern California who specializes in material characterization, device processing, optical device design and device applications, a professor at the University of California, Los Angeles who specializes in device processing, optical device design, high-speed radio frequency design and system-level device applications and professors at Georgia Institute of Technology that specialize in the research and development of electro-optic polymeric materials and fabrication processes. The Georgia Tech professors are also principals of AZM. During 2005, we sponsored approximately $194,000 of research related to development of optical materials under the terms of a separate letter agreements.

Patents and Other Intellectual Property

We develop and exploit technologies relating to polymers and related materials. We have patents and patents pending covering technologies relating to:

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

Patent Portfolio. Our intellectual property consists principally of patentable inventions and trade secrets. We have developed some of this intellectual property internally and have also acquired intellectual property from our strategic partners and others. We and our strategic partners protect our intellectual property by filing domestic and foreign patent applications where appropriate and by maintaining an active program designed to preserve the confidentiality of our trade secrets. With respect to inventions and other intellectual property created under our development contracts with the U.S. government and government contractors, we typically have the right to retain title to any patents that issue to us in connection with the performance of these contracts, with the government retaining a non-exclusive license to use the patented technology for government purposes. The government typically also retains rights in any technical data that we develop using federal funding and deliver under a development contract. If we do not comply with government notice requirements with respect to inventions developed under these development contracts, the government could demand ownership of the inventions, in which case we would retain a license to use the inventions.

We have 11 issued United States patents and approximately 34 currently pending United States patent applications, 4 of which have received notices of allowance. Our patent and patent applications are directed to polymer and small molecule materials, methods of making materials, processing of materials, processing of devices, device designs and microarray analysis methods. We also have an exclusive sublicense in the field of electro-optic polymers to the rights to seven patents from Arizona Microsystems and have licensed 8 patent applications covering technology from the University of Washington. In addition, we have 7 international patent applications pending under the Patent Cooperation Treaty. In connection with our transaction with Sensium, we licensed three U.S. patents and rights under patents granted under two additional U.S. patent applications, each of which patents has various corresponding international patents. Our patents will begin to expire in 2021.

Patent Valuation. While we believe our patent portfolio to be a valuable asset, the discoveries or technologies covered by the patents and patent applications we own or license may not have commercial value. Also, issued patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around our issued patents or independently develop technology having effects similar or identical to our patented technology. In addition, the scope of our patents and patent applications is subject to uncertainty and competitors or other parties may obtain similar patents of uncertain scope. For example, other parties may discover uses for polymers or technology different from the uses covered in our patents or patent applications, and these other uses may be separately patentable. Also, other parties may have patents covering the composition of polymers for which we have patents or patent applications covering only methods of use of these polymers.

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

Trade Secrets. In addition to our patented intellectual property, we also rely on unpatented technology, trade secrets and confidential information. We require each of our employees and consultants to execute a confidentiality agreement before beginning their employment or consulting relationship with us. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of his or her relationship with us. Our agreements with employees provide that any intellectual property developed by the employee during the course of his or her employment is automatically assigned to us. Our agreements with consultants generally provide that we have the option to exclusively license all inventions conceived by the consultant in the course of rendering services to us. These agreements with employees and consultants may not provide effective protection of our technology or confidential information or, in the event of unauthorized use or disclosure, may not provide adequate remedies.

Third Parties. As part of our business strategy we collaborate with third parties in our research and development activities. Accordingly, disputes may arise about inventorship and corresponding rights to know-how and inventions resulting from the joint creation or joint use of intellectual property. In addition, these third parties may circumvent any proprietary protection we do have. They may independently develop equivalent technologies or independently gain access to and disclose substantially equivalent information, and confidentiality agreements and material transfer agreements we have entered into with them may not provide us with effective protection.

Research and Development Process

For both our bioscience and electro-optic products, we have the ability to engineer, analyze, and test polymer materials and related devices as well as the ability to fabricate and test advanced products.

We recently announced organizational changes that will align our operations with our bioscience and electro-optics business units, with the goal of focusing our commercialization efforts to minimize the time to market for our products. Each business unit has specific technical service groups supporting our research and product development efforts:

Materials and chemistry. Our materials and chemistry departments use existing synthesis methods as well as developing new methods to create novel polymer materials that meet electro-optic and bioscience customer specifications. Once a polymer material has passed all of the commercial test parameters these departments develop new methods to synthesize larger quantities.

Materials characterization and testing. Our materials characterization and testing department conducts a full battery of tests at the completion of the synthesis of each new polymer material. This department evaluates test data using a central database. The department also helps create strategies to optimize materials to meet customer specifications.

Process development and device fabrication. Our process development and device fabrication departments integrate data from the material characterization and testing department to fabricate electro-optic devices (i.e. the modulators, the biological chips. and the ProteomicProcessor). This department analyzes testing results from electro-optic device and the ProteomicProcessor to refine and improve fabrication processes and methods. In addition, the department works closely with the other departments, providing technical proposals on how more efficient materials fabrication processes can help enable superior design.

Device design, testing and packaging. Our device design, testing and packaging departments takes customer specifications and creates an initial device design for electro-optics (modulators) and bioscience (ProteomicProcessor) using simulation software. Following device fabrication, this department runs a series of optical and electronic tests and creates a report that provides our other departments with directions on enhancing performance in future generations of materials and processes. The department also has the capability to package devices in pilot production quantities.

Manufacturing

We currently manufacture prototype devices and chips in our research facilities. Our in-house facilities are capable of producing sufficient product quantities to meet initial commercial quantities. We may require additional capacity to meet anticipated further demand. We are investigating leasing additional production laboratory space that would accommodate larger bio-chip and polymer modulator volumes as well as enable polymer modulator production.

Sales and Marketing

As our product commercialization efforts progress we are applying resources to become a customer-focused organization. We are aggressively pursuing sales and marketing of our products, targeting opinion / market leaders and initial customers. We have identified a number of high profile beta test sites in each of our current target markets, which will serve to validate the instrument and chips, as well as create awareness about our technology. We will leverage these expected initial sales with opinion and market leaders to obtain future contracts and sales references. We are partnering with leading U.S. research institutions and opinion leaders such as the Institute of Systems Biology, the Harvard Institute of Proteomics and others.

We are targeting life science research centers and universities for protein pathway basic discovery and are in discussions with biotech companies and large pharmaceutical companies interested in the mechanisms of molecular biology, protein-protein interactions and networking, cell signaling, aging, disease and death. We plan to reach these potential customers through targeted direct selling, followed by non-exclusive co-marketing partnerships. In addition, we plan to advertise in trade journals, participate in targeted industry trade shows and organizations, engage in focused public relations campaigns, and make scientific presentations at technical conferences.

We have employees with experience in the marketing of polymer materials and related products. Our marketing professionals are focused on selling our bioscience biochips/instruments and electro-optic devices. As our products advance in development, we expect to increase our marketing and sales resources.

In addition to using our own sales and marketing organization, we may promote our potential products with marketing partners. We may also rely on relationships with companies with established distribution systems and direct sales forces to distribute and sell our products.

Competition

The markets that we are targeting for our polymer materials technologies are intensely competitive. In the biotechnology disposables market, we expect to compete with Tactical Fabs, Inc., Erie Scientific Company and Corning Incorporated. In the bioscience instrumentation and tools area we expect to compete with Biacore, Affymetrix, Applera, Agilent and others. In the electro-optic modulators market, we expect to compete with Fujitsu Limited, Sumitomo Osaka Cement Company, Ltd., Avanex, Inc. and JDS Uniphase Corporation.

We believe the principal competitive factors affecting our markets are the:

• ability to develop and commercialize polymer-based products, including patent and proprietary rights protection;

• costs of these products; and

• ability to enable improve performance.

Although we believe that we are well positioned to compete adequately with respect to these factors, our future success is currently difficult to predict because we are an early stage company and all of our products are in early stages of development.

Many of our existing and potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, these competitors may:

• devote greater resources to developing, marketing or selling their products;

• succeed in developing superior products that achieve greater market acceptance than our potential products;

• respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or potential products obsolete;

• introduce products that make the continued development of our products uneconomical;

• obtain patents that block or otherwise inhibit our ability to develop and commercialize our products;

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

Employees

As of December 31, 2005, we employed 46 full-time and part-time employees. Our team of chemists, materials scientists, electrical engineers, and optical physicists includes 13 Ph.D.s. From time to time, we also use independent contractors. None of our employees is represented by collective bargaining arrangements. To date, we have experienced no work stoppages, and we believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential products. As a result of these activities, we incurred net losses of $38.2 million from inception through December 31, 2004, and $10.5 million for the twelve months ended December 31, 2005. We anticipate that we will continue to incur operating losses through at least 2006. As of December 31, 2005, we had an accumulated deficit of $48.7 million.

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

• improve existing and implement new transaction-processing, operational and financial systems;

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

We are devoting significant resources to the development of products and the support of marketing and sales efforts in new markets, such as the disposable biochip and broader proteomics markets. We expect to continue to seek to identify and develop products for new markets. New markets change rapidly and we cannot assure you that they will grow or that we will be able to accurately forecast market demand, or lack thereof, in time to respond appropriately. Our investment of resources to develop products for these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses. In addition, as we enter new markets, there is a significant risk that:

• the market may not accept the price and/or performance of our products;

• there may be issued patents we are not aware of that could block our entry into the market or result in excessive litigation; and

• the time required for us to achieve market acceptance of our products may exceed our capital resources, which would require additional investment.

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

All of our current products are either in the development stage or are being tested by potential customers. We cannot assure you that these customer tests will be successful or that they will result in actual material sales of our products.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we will be able to fund our operations at least through 2007. We will require additional capital to continue to fund our operations in future periods. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Such financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

We currently rely heavily on a small number of development contracts with the U.S. Department of Defense and government contractors. The termination or non-renewal of one or more of these contracts could significantly reduce our revenue.

In 2005, 2004 and 2003, 95%, 99% and 99%, respectively, of our revenue was derived from performance on a limited number of development contracts with various agencies within the U.S. Department of Defense. Any significant disruption or deterioration of our relationships with the Department of Defense could significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and we expect such contracts will be a significant percentage of our revenue for the foreseeable future.

Our development contracts with various agencies within the U.S. Department of Defense require ongoing compliance with applicable federal procurement regulations. Violations of these regulations can result in civil, criminal or administrative proceedings involving fines, compensatory and punitive damages, restitution and forfeitures, as well as suspensions or prohibitions from entering into such development contracts. Also, the reporting and appropriateness of costs and expenses under these development contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an agency of the U.S. Department of Defense. Any failure to comply with applicable government regulations could jeopardize our development contracts and otherwise harm our business.

Some of our products in development are directed at the telecommunications and networking markets, which continue to be subject to overcapacity and slow growth or decline.

We intend over the next several years to derive a substantial portion of our revenues from the sale of electro-optic devices to the telecommunications and networking markets. We have not yet made material sustainable commercial sales of these products, and developments that adversely affect the telecommunications or networking markets, including delays in traffic growth and changes in U.S. government regulation, could halt our efforts to generate revenue or cause revenue growth to be slower than anticipated from sales of electro-optic modulators and related products. Reduced spending and technology investment by telecommunications companies may make it more difficult for our products to gain market acceptance. Such companies may be less willing to purchase new technology such as ours or invest in new technology development when they have reduced capital expenditure budgets.

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

• timing and amounts relating to the expansion of our operations; and

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

We currently have limited sales and marketing capabilities. To date, we have relied on sales and marketing leadership from our Chief Executive Officer, Mr. Mino, our Chief Technology Officer, Dr. Petcavich, and our Vice President of Sales and Marketing, Mr. Lykken. We will need to either hire more sales personnel with expertise in the markets we intend to address or contract with others to provide for sales support. Although our potential products are all based on our polymer materials technology, the potential products themselves address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ. In addition, the markets in which we operate are highly complex and technical; we may not have adequate expertise to adequately market our products. We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our potential products. Co-promotion or other marketing arrangements with others to commercialize products could significantly limit the revenues we derive from these products, and these parties may fail to commercialize such products successfully.

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

If we decide to make commercial quantities of products at our facilities, we may be required to make significant capital expenditures to increase capacity or purchase wafers or components from contract manufacturers.

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

Our principal stockholders, including Microvision, directors, executive officers and entities affiliated with them beneficially own approximately 18.5% of the outstanding shares of our common stock as of March 1, 2006. As a result, these stockholders, if they were to act together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. The concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

In addition, Richard F. Rutkowski, one of our current directors, is also a director of Microvision.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.    PROPERTIES

Our current facilities occupy approximately 18,000 square feet of combined use office and laboratory space at our headquarters facility in Bothell, Washington. We lease these facilities from Microvision pursuant to a sublease that expires in April 2006.

We entered into a five year lease to expand our current facilities which begins April 7, 2006. Once we complete our tenant improvements, our facilities will occupy approximately 32,000 square feet of space located in the same building we currently occupy, comprised of approximately 8,000 square feet reserved or dedicated to laboratory space for biology, materials design and characterization, clean room, device design and testing and manufacturing space, and 24,000 square feet of general office space.

We anticipate that our new facilities will accommodate our office and laboratory space requirements for the foreseeable future. Additional manufacturing facilities may be required to produce large commercial quantities of our products.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes the adverse outcome of which would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2005.

ITEM 4A. Executive Officers

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Mr. Mino also serves as director of Lumera. The following persons serve as executive officers of Lumera:

Thomas D. Mino, age 59, has served as Chief Executive Officer, President and a director since September 2001. From November 1999 to September 2001, he served as Vice President and General Manager of the high-speed long-haul business unit of Agere Systems Inc., an optical components supplier. From 1991 to October 1998, Mr. Mino served as President and Chief Executive Officer of Synergy Semiconductor Corp., a specialty high-speed semiconductor manufacturer. Mr. Mino has a B.S.E.E. degree in Electrical Engineering from the University of Pittsburgh.

Robert J. Petcavich, Ph.D., age 51, has served as Senior Vice President Chief Technology Officer since July 2004 and as Chief Technology Officer since October 2003. From July 1992 to December 2002, Dr. Petcavich served as Chairman, Chief Executive Officer and Chief Technology Officer of Planet Polymer Technologies, Inc., an advanced materials company that he founded in 1991. From 1996 to December 2001, Dr. Petcavich served as the Chairman and Chief Executive Officer of Alife Medical Inc., a natural language processing software services provider that he founded in 1996. Dr. Petcavich has a Ph.D. degree in Polymer Science, an M.S. degree in Solid State Science, and a B.S. degree in Chemistry from Pennsylvania State University. Dr. Petcavich currently serves as a director of Planet Polymer Technologies.

Daniel C. Lykken, age 52, has served as Vice President of Sales and Marketing since April 2004. From February 2003 to February 2004, Mr. Lykken served as Vice President Worldwide Sales of TeleSym Inc., a voice-over-Internet Protocol software company. From February 2002 to February 2003, Mr. Lykken served as a Strategic Account Team Manager of WatchMark Corporation, a service assurance and operational support system software provider. From October 2000 to August 2001, Mr. Lykken served as Director of Sales of Talk2 Technologies, Inc., an enhanced services provider to telecommunication carriers. From November 1999 to October 2000, Mr. Lykken served as Partner and Director of Sales of Meridian Venture Catalyst, LLC, a venture catalyst firm. From June 1999 to November 1999, Mr. Lykken served as Senior Sales Executive of Hitachi Data Systems, a data storage company. Mr. Lykken served in sales and sales management positions over his eight plus years at Sequent Computer Systems.  Prior to Sequent Computer Systems, Mr. Lykken served five years as Western Region OEM Sales Executive for NCR Corporation.  Mr. Lykken has a B.S. degree in Economics from Concordia College.

Peter J. Biere, age 49, has served as Vice President, Chief Financial Officer and Treasurer of Lumera Corporation since August 2004. From September 2003 to August 2004, Mr. Biere acted as Interim CEO and CFO of Entrées, Inc. From February 2002 to August 2003, Mr. Biere provided financial consulting services. From July 1999 to January 2002, Mr. Biere served as Chief Financial Officer of Locate Networks, a location-based wireless service provider. From May 1993 to July 1999, Mr. Biere served as Senior Vice President and Chief Financial Officer of Zones, Inc., where he helped lead that company’s initial public offering. Mr. Biere has a B.A. in Accounting and an M.A. in Accounting from the University of Iowa.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock trades on the NASDAQ National Market under the symbol "LMRA." As of March 1, 2006, there were 3,342 holders of record of 16,758,116 shares of Common Stock outstanding. we have never declared or paid cash dividends on the Common Stock. We currently anticipate that we will retain any future earnings to fund our operations and do not anticipate paying dividends on the Common Stock in the foreseeable future.

Our Common Stock began trading publicly on July 26, 2004. The quarterly high and low sales prices of our common stock as reported by the NASDAQ National Market are as follows:

Quarter Ended

Common Stock

	High	Low

September 30, 2004	6.95	4.06
December 31, 2004	9.20	5.82
March 31, 2005	7.90	4.50
June 30, 2005	5.65	3.50
September 30, 2005	5.15	4.40
December 31, 2005	5.15	3.58

       The Company did not repurchase any of its equity securities during 2005.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data presented below has been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. A summary of selected annual financial data from January 1, 2001 through December 31 of each year-end is presented below:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenue	$1,509,000	$989,000	$1,725,000	$946,000	$860,000
Cost of revenue	922,000	651,000	1,014,000	330,000	310,000
Gross profit (loss)	587,000	338,000	711,000	616,000	550,000
Research and development expense	6,540,000	4,561,000	7,602,000	8,300,000	7,251,000
Marketing, general and administrative expense	5,155,000	4,588,000	1,270,000	1,221,000	2,996,000
Total operating expenses	11,695,000	9,149,000	8,872,000	9,521,000	10,247,000
Loss from operations	(11,108,000)	(8,811,000)	(8,161,000)	(8,905,000)	(9,697,000)
Interest income	655,000	237,000	39,000	199,000	377,000
Interest expense	—	(349,000)	—	—	(319,000)
Realized gain on sale of investment securities	—	—	39,000	8,000	—
Net loss	(10,453,000)	(8,923,000)	(8,083,000)	(8,698,000)	(9,639,000)
Deemed dividend upon issuance of manditorily redeemable convertible preferred stock	—	(500,000)	—	—	—
Net loss available to common shareowners	$(10,453,000)	$(9,423,000)	$(8,083,000)	$(8,698,000)	$(9,639,000)
Net loss per share—basic and diluted	$(0.63)	$(0.89)	$(1.31)	$(1.41)	$(1.57)
Weighted-average shares outstanding—basic and diluted	16,608,000	10,614,000	6,172,000	6,172,000	6,157,000

			December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents and investment securities available for sale - current	$21,756,000	$18,965,000	$560,000	$3,116,000	$8,876,000
Working capital	20,832,000	18,130,000	314,000	3,741,000	10,165,000
Total assets	23,706,000	32,886,000	4,058,000	8,589,000	15,988,000
Total liabilities	1,552,000	1,493,000	2,741,000	1,746,000	580,000
Manditorily redeemable convertible preferred stock	—	—	27,206,000	24,603,000	24,603,000
Total shareholders’ equity (deficit)	$22,154,000	$31,393,000	$(25,889,000)	$(17,760,000)	$(9,195,000)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were established in early 2000 to develop proprietary polymer materials and products based on these materials for two primary markets: bioscience and electro-optics. We design and synthesize polymer materials at the molecular level by using our expertise in nanotechnology, which is the development of products and production processes at a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter). Our goal is to optimize the electrical, optical and surface properties of these materials. We use these materials to improve the design, performance and functionality of products for use in biochemical analysis and in optical communications networks and systems. We believe we have developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology.

From inception through 2004, we concentrated primarily on the development of our technology and potential products. To date, substantially all of our revenues have come from contracts to develop custom-made electro-optic materials and devices for government agencies. As we transition to a product-based company we expect to record both revenue and expense from product sales, to incur increased costs for sales and marketing and to increase general and administrative expense. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations. Until December 31, 2003, we were considered to be in the development stage. Products for wireless networking and biochip applications became available for customer evaluation in early 2004; therefore, we were was considered to have exited the development stage in 2004.

In 2004, we also began the development of our label-free, high throughput detection system and related biochip products aimed primarily at the growing proteomics marketplace. We also continued the development of our polymer modulators, and pending demand for higher bandwidth and speeds from optical communications equipment suppliers, we have been developing other applications for our modulators such as terahertz imaging systems. We currently have products being evaluated by customers and potential customers in each of our product areas.

We were a subsidiary of Microvision, Inc. from our inception in early 2000 through our public offering in July 2004. Until December 31, 2004 we obtained certain administrative services from Microvision through an inter-company services arrangement. Our facilities are currently subleased from Microvision through April 6, 2006. We have entered into a lease agreement which expands our current facility beginning on April 7, 2006.

The following table reflects lease payments made to Microvision and for other services under the former Microvision Agreement during 2005, 2004 and 2003:

	2005	2004	2003
Rent	$323,000	$320,000	$317,000
Allocated services	89,000	57,000	54,000
Management fees	—	60,000	60,000
Total	$412,000	$437,000	$431,000

Results of Operations

Revenue. Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices. The following table summarizes the various contract awards we have received since its inception and the related revenue recognized:

	Wideband polymer modulator		Polymer-based linear modulator		Electro-optic organic polymer		Polymer-based milimeter wave detection		Other
	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue

2001	$1,623,000	$821,000
2002	1,031,000	885,000			$149,000	$61,000
2003	950,000	1,118,000	$497,000	$95,000	400,000	488,000			$24,000	$24,000
2004	1,114,000	780,000		192,000
2005	1,000,000	1,161,000		210,000			$411,000	$41,000	21,000	21,000
	$5,718,000	$4,765,000	$497,000	$497,000	$549,000	$549,000	$411,000	$41,000	$45,000	$45,000

Backlog on our governmental contracts totaled $1,323,000 at December 31, 2005. Our revenue from government contracting has fluctuated year to year and we expect that future periods could also fluctuate significantly.

We also generate revenue through sales of our products to research institutes - both private and in universities, original equipment manufacturers (“OEMs”), drug discovery and/or diagnostic companies, industry partners and through development contracts. We expect that future revenue from U.S. government contracts will decrease as a percentage of revenue and that product revenue from the sale of commercial products will increase both on a dollar basis and as a percentage of revenue in future years. Revenue from product shipments was less than 10% of total revenues for all years.

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

Cost of product revenue includes direct labor and material costs and allocated indirect costs.  We currently utilize our research and development facilities to manufacture its products until demand for these products justify separate manufacturing facilities. Indirect cost is allocated to the cost of product revenues based upon direct labor required during the manufacturing process, but only to the extent of product revenue. We record product costs in excess of revenues as research and development costs.

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

• research fees paid to the University of Washington and other educational institutions for contract research;

• stock-based research expense relating to grants of common stock made to the University of Washington;

• laboratory operations, outsourced development and processing work;

• costs incurred in acquiring and maintaining licenses; and

• related operating expenses.

A significant portion of our research and development expense through June 2005 related to cash payments and a grant of common stock pursuant to our Sponsored Research Agreement with the University of Washington (the “UW”). We issued 802,414 shares of common stock in January 2001 to UW, recognizing $3.0 million of research expense through February 2004. Cash payments under the Sponsored Research Agreement, following several amendments, totaled $5.75 million. We have ongoing minimum royalty obligations required by a technology licensing agreement with the UW totaling $75,000 annually. We are currently funding researchers at the UW and other institutions to conduct ongoing research activities on a project basis. Funding under these various projects during 2005 totaled approximately $184,000.

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

Marketing, General and Administrative Expense. Marketing, general and administrative expense consists primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including accounting and legal fees, consulting fees and other operating expenses. It also consists of costs associated with corporate awareness campaigns such as web site development and participation at trade shows, corporate communications initiatives and efforts with potential customers and joint venture partners to identify and evaluate product applications in which our technology could be integrated or otherwise used.

We expect marketing, general and administrative expense to increase in 2006 and beyond as we:

• increase our product development and marketing staff to define, qualify, develop and market products that we commercialize;

• increase our sales staff to begin and develop customer relationships and sell our products in various geographies and marketplaces; and

• increase the level of corporate and administrative activity, including increases associated with our operation as a public company.

Interest Income and Expense. Interest income consists of earnings from investment securities. Dividend and interest income are recognized when earned. Realized gains and losses are included in other income. Interest expense during 2004 consisted of interest accrued on our 6.5% Convertible Promissory Notes issued in April 2004, which were repaid upon completion of our initial public offering.

Income Taxes. From inception through December 31, 2005, we have generated federal net operating loss carry forwards of approximately $15.0 million and research and development credits of approximately $1.0 million. Our net operating loss carry forwards begin expiring in 2018 through 2025. In some circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to use a portion of our net operating loss carry forwards. We have recorded a valuation allowance for the full amount of its potential future tax benefits.

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

Contract Estimates

We estimate contract costs based on the experience of our professional researchers, the experience we have obtained in our internal research efforts, and our performance on previous contracts. We believe this allows us to reasonably estimate the tasks required and the contract costs; however, there are uncertainties in estimating these costs, such as the ability to identify precisely the underlying technical issues hindering development of the technology; the ability to predict all the technical factors that may affect successful completion of the proposed tasks; and the ability to retain researchers having enough experience to complete the proposed tasks in a timely manner. Should actual costs differ materially from our estimates, we may have to adjust the timing and amount of revenue we recognize. To date, we have mitigated the risk of failing to perform under these contracts by negotiating best efforts provisions, which do not obligate us to complete contract deliverables.

Comparison of Years ended December 31, 2005 and 2004

Revenue. Revenue increased by $520,000 to $1,509,000 for the year ended December 31, 2005 from $989,000 for the year ended December 31, 2004. Revenue on government contracts, which totaled $1,433,000 in 2005, increased by $461,000 over 2004; $399,000 of this additional revenue related to contracts that were continuing from 2004 and $62,000 related to contracts awarded in 2005. Product sales revenues totaled $76,000 for 2005 compared to $17,000 in 2004. Product sales during 2005 consisted entirely of sample sized orders of products used in further development efforts or commercial feasibility studies. Our contract revenue backlog totaled $1,323,000 on two government contracts.

Cost of Revenue. Cost of revenue increased by $271,000 to $922,000 for the year ended December 31, 2005 from $651,000 for the year ended December 31, 2004. Cost of contract revenue, which totaled $886,000 in 2005 increased by $235,000 over 2004 due primarily to higher labor costs and overhead allocations associated with higher levels of government contract activities during 2005. Cost of product revenue totaled $36,000 in 2005.

Research and Development Expense. Research and development expense increased $1,979,000 to $6,540,000 for the year ended December 31, 2005, from $4,561,000 for the year ended December 31, 2004. Expenses associated with our various agreements with the University of Washington increased by approximately $1.7 million in 2005 from 2004. Expenses under our Sponsored Research Agreement with the University of Washington, which ended during 2005, totaled $650,000 compared to a net benefit of $1.2 million in 2004. In 2004, we recorded a $2.4 million benefit in 2004 to reduce previously expensed costs as a result of an amended payment schedule which reduced total required payments to the UW from $9 million under the terms of the original agreement to $5.75 million. Consulting fees associated primarily with device and package design, which totaled $877,000 in 2005, increased by $614,000 over 2004. License and royalty fees associated primarily with our Sensium license agreement were $405,000 higher in 2005 and materials and supplies were $341,000 higher in 2005. Amortization of non-cash stock-based compensation expense associated with stock options granted to research personnel during 2004 at prices below market value totaled $95,000 during 2005, down $478,000 from $573,000 during 2004. Expenses associated with technology transfer and patent expense reimbursement with Arizona Microsystems totaled $322,000 in 2004. In addition, labor and related overhead costs applied to the cost of government contracts was $ 258,000 higher in 2005 leading to a decline in research and development expense.

The following table summarizes the payments made and expenses recognized under the various UW Agreements for the comparative periods:

	2005	2004

Payments made	$1,018,000	$800,000

Sponsored research	$650,000	$(1,223,000)
Optical materials research	166,000	50,000
Minimum royalty	75,000	75,000
Expenses recorded on payments	$891,000	$(1,098,000)
Amortization of stock		159,000
Total expense recorded	$891,000	$(939,000)

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $567,000 to $5,155,000 for the year ended December 31, 2005 from $4,588,000 for the year ended December 31, 2004. The increased expense during 2005 which primarily relate to our first full year as a stand alone public company were audit, legal, insurance and investor relations activities which were $904,000 higher in 2005. Additionally, expenses associated with additional finance, sales and marketing headcount increased by $638,000 and general and administrative expenses increased by $524,000 in 2005. Non-cash amortization expenses related to 2004 stock option grants at below market prices declined by $946,000 in 2005. Incentive compensation expenses related to 2005 declined by $361,000 to align expected payouts with performance. In 2004 we incurred $185,000 of financial consulting expense associated with 2004 fundraising activities which did not recur in 2005.

Interest Income. Interest income increased $418,000 to $655,000 for the year ended December 31, 2005 from $237,000 in 2004 due to higher levels of investments following our public offering in July 2004.

Interest Expense.   There was no interest expense in 2005. Interest expense in 2004 totaled $349,000 due primarily to interest on $2,300,000 of 6.5% Convertible Notes issued in April 2004. The Notes were repaid in August 2004 following our public offering. We incurred $345,000 of interest expense associated with the Notes in 2004, $44,000 of which was paid in cash for the stated interest on the Notes and $301,000 of non-cash debt issuance costs associated with the value of the warrants issued with the Notes.

Comparison of Years ended December 31, 2004 and 2003

Revenue. Revenue decreased by $736,000 to $989,000 for the year ended December 31, 2004 from $1,725,000 for the year ended December 31, 2003 due primarily to a government sub-contract awarded during 2003 that was not renewed for 2004. We recognized $488,000 of revenue on this contract during 2003. Also contributing to the decline in 2004 revenues were two government contracts that we ceased working on during the fourth quarter while both contracts entered the renewal phase, causing a delay in billable revenue. Both of these contracts, together valued at $1.3 million, have been renewed for work we expect to perform and bill in 2005.

Cost of Revenue. Cost of revenue decreased by $363,000 to $651,000 for the year ended December 31, 2004 from $1,014,000 for the year ended December 31, 2003 due primarily to lower labor costs, which declined by $146,000 and overhead allocations which declined by $241,000, due to lower levels of government contract activities during 2004.

Research and Development Expense. Research and development expense decreased $3,041,000 to $4,561,000 for the year ended December 31, 2004, from $7,602,000 for the year ended December 31, 2003. Net expenses associated with our various agreements with the University of Washington declined by approximately $4.2 million in 2004 from 2003. In April 2004, the Sponsored Research Agreement ("SRA") with the University of Washington was amended, reducing the total payment amount required under the agreement from $9 million to $5.75 million, and eliminating a contingent payment of $2.0 million which was originally due in May 2005. We recorded a $2.4 million benefit in 2004 to bring previously expensed costs in line with the amended payment schedule. Apart from the one-time benefit, expenses recognized under the UW Agreement, including SRA and stock amortization costs, totaled $1.6 million in 2004 compared with $2.9 million in 2003. Cash payments under the UW Agreement totaled $800,000 in 2004 compared with $1.3 million in 2003.

The following table summarizes the payments made and expenses recognized under the various UW Agreements for the comparative periods:

	2004	2003

Payments made	$800,000	$1,300,000

Sponsored research	$(1,223,000)	$1,924,000
Optical materials	50,000	300,000
Minimum royalty	75,000	75,000
Expenses recorded on payments	$(1,098,000)	$2,299,000
Amortization of stock	159,000	1,003,000
Total expense recorded	$(939,000)	$3,302,000

Non-cash stock-based compensation expense associated with stock options granted to research personnel during 2004 at prices below market value totaled $573,000, up from $34,000 during 2003. We also incurred $162,000 more expense related to technology transfer and patent expense reimbursement with Arizona Micro Systems in 2004. In addition, we applied more resources to product development efforts in 2004 resulting in labor and research costs which were approximately $438,000 higher in 2004 compared to 2003.

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

Interest Income. Interest income increased $198,000 to $237,000 for the year ended December 31, 2004 from $39,000 in 2003 due to higher levels of investments following our public offering in July 2004.

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

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common stock and convertible preferred stock and, to a lesser extent, through revenues from development contracts and sales of products. Our accumulated deficit, which represents the cumulative net loss since our inception, totaled $48.7 million at December 31, 2005.

We had $21.8 million in cash and cash equivalents and investment securities held for sale at December 31, 2005, all of which are classified as short term with maturities less than 12 months beyond the balance sheet date.

We used $8.2 million, $7.4 million and $4.7 million in cash to fund operating activities during the years ending December 31, 2005, 2004 and 2003, respectively. The cash required to fund our operations during 2005 increased by $866,000 over 2004 due primarily to higher spending on research and development and certain general administrative expenses totaling $2.3 million, partially reduced by higher net interest income of $764,000 and increased gross margin on contract and product revenues of $249,000. We spent approximately $1.1 million more on certain research and development activities in 2005 primarily on consulting fees related to device and package design activities of $614,000, on license and minimum royalty expenses associated with our Sensium license agreement of $250,000, on materials and supplies expenses associated with research and product commercialization activities in our labs of $341,000; partially offsetting the effect of these increases were higher levels of labor and related overhead costs classified to the cost of government contracts of $258,000, lower fees paid for contract research of $234,000 and lower employee incentive compensation costs of $70,000. We spent approximately $1.2 million more on marketing, general and administrative costs primarily on higher audit and legal fees, public relations and insurance expenses, most of which are related to being a public company, of $904,000, on higher headcount related expenses associated with finance, sales and marketing personnel of $505,000 and on increased general administrative expenses of $428,000; partially offsetting the effect of these increases were lower management and employee incentive compensation expenses of $361,000 and lower expenses associated with the cessation of support we received from our former parent company of $185,000.

On a quarterly basis during 2005 we used approximately $2.7 million, $2.4 million, $1.5 million and $1.8 million for each of the four sequential quarters, respectively. We used more cash in the first half of 2005 due primarily to contract research payments to the UW under our Sponsored Research Agreement which ended in June 2005, higher audit fees and payments which are required during the first quarter under our Sensium license agreement. We used less cash in the latter half of 2005 due partly to lower research and professional fee payments and to increased gross margin on higher revenues and higher interest income which reflects increasing market interest rates. Our cash usage in 2006 will likely be higher than 2005 due in part to expenditures required under our new facilities operating lease. We set aside $700,000 in cash in January 2006 in a separate commercial bank to satisfy the letter of credit collateral provisions under the terms of the lease. We also anticipate that incremental capital expenditures related to completing tenant improvements and related equipment costs in our new facility will range from $1.3 to $1.6 million, mostly during the second quarter of 2006.

The cash required to fund our operations during 2004 increased by $2.7 million over 2003 due primarily to higher spending on headcount related expenses associated with executive, finance and marketing personnel of $1.1 million, on legal, audit and consulting fees, most of which are related to being a public company, of $670,000 and on higher insurance and other prepaid costs of $568,000.

Investing activities provided cash totaling $9.2 million in 2005 and $2.0 million in 2003; investing activities used $27.2 million in cash in 2004. The cash provided in 2005 was primarily due to the sale of investment securities, net or reinvestments. The cash used in 2004 was primarily due to net investments of cash following our initial public offering in July 2004. The cash provided in 2003 was obtained from the issuance of manditorily redeemable preferred stock. We used $524,000 to purchase capital equipment in 2005 compared with $378,000 and $455,000 in 2004 and 2003, respectively. Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase production equipment, computer hardware and software, laboratory equipment and furniture and fixtures to support our growth. Capital expenditures will increase during 2006 as we make leasehold improvements in our new facilities and in the future as we continue to expand our operations.

Financing activities provided cash totaling $437,000 in 2005 and $37.5 million in 2004. During 2005, we received $437,000 from the exercise of stock options and in return we issued 201,686 shares of our common stock.

During 2004 we received $37.5 million in cash from the following activities:

•	In March 2004, we raised $500,000 from the sale of Series B preferred stock.

•
In April 2004, we issued $2.3 million of 6.5% convertible promissory notes, together with warrants to purchase 115,000 shares of common stock. These notes were payable on demand upon completion of our public offering. The warrants carry an exercise price of $7.20 and expire in 2009. All of the Notes were repaid following our July stock offering.

•	In July 2004 we completed our IPO raising $37 million, net of underwriter’s discounts and offering expenses.

During 2003 we received $2.6 million in cash from the sales of Series B preferred Stock.

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

We expect that our cash used in operations will increase during 2006, compared to 2005, and beyond as a result of:

• increased production spending as our products are accepted and sold;
• increased spending on marketing activities as our products are introduced into our target markets;
• the addition of sales, marketing, technical and other staff to sell products, meet production needs and continue with future development efforts;
• build out of our additional facilities during the second and third quarters of 2006;
• purchases of additional laboratory and production equipment;
• the development of strategic relationships with systems and equipment manufacturers; and
• increased general and administrative activities related to our operations as a public company and related corporate compliance requirements.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations at least through the end of 2007 (See Risk Factors). We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

The following table lists our contractual obligations as of December 31, 2005:

	Year Ending December 31,
	2006	2007	2008	2009	There-after
Contractual Obligations:
Operating leases	$327,000	$506,000	$521,000	$527,000	$680,000
Minimum payments under research, royalty and licensing agreements	433,000	235,000	285,000	285,000	1,660,000
Total	$760,000	$741,000	$806,000	$812,000	$2,340,000

† Royalty and license obligations continue through the lives of the underlying patents.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123(R) until the issuer's first fiscal year beginning after June 15, 2005.

Beginning in January 2006 we will be recording expenses associated with share-based awards under the provisions of SFAS 123(R) using the modified prospective method. Under this method, we will record not only the fair value associated with new share-based awards as compensation expense, but also the remaining fair value associated with previous awards which were unvested at the end of 2005. As of December 31, 2005 the fair value associated with unvested stock option grants given to employees in periods before 2006 was approximately $1,696,000 which will be expensed through 2009. We expect that the adoption of FAS123(R) on January 1, 2006 will impact 2006 earnings in the range of $2.5 million to $3.5 million.

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

We invest so that approximately 60 days of operating expenses are either held in cash or are within 30 days of maturity. Substantially all of our cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, we believe that the market risk arising from its holdings of these financial instruments is not significant. A one-percent change in market interest rates would have approximately a $42,000 impact on the fair value of the investment securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LUMERA CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Financial Statements

Balance Sheets
Statements of Operations
Statements of Changes in Shareholders’ Equity (Deficit)
Statements of Comprehensive Loss
Statements of Cash Flows

Notes to Financial Statements

Supplemental Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors
and Shareholders of
Lumera Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lumera Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Prior to July 28, 2004, the Company was a subsidiary of Microvision, Inc. As discussed in Note 3, the Company had extensive transactions and relationships with that entity for each of the three years ended December 31, 2005

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 16, 2006

LUMERA CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2005	2004

Assets
Current Assets
Cash and cash equivalents	$4,885,000	$3,505,000
Investment securities, available-for-sale, current	16,871,000	15,460,000
Accounts receivable	—	32,000
Costs and estimated earnings in excess of billings on
uncompleted contracts	77,000	3,000
Other current assets	551,000	623,000
Total current assets	22,384,000	19,623,000

Investment securities, available-for-sale, long-term	—	11,216,000
Property and equipment, net	1,276,000	2,047,000
Other assets	46,000	—
TOTAL ASSETS	$23,706,000	$32,886,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITES
Accounts payable	$493,000	$416,000
Current portion of research liability	—	101,000
Accrued liabilities	1,059,000	976,000
Total current liabilities	1,552,000	1,493,000

Total liabilities	1,552,000	1,493,000

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 120,000,000 shares authorized; 16,748,116 shares issued and outstanding at December 31, 2005, and 16,546,430 shares issued and outstanding at December 31, 2004	17,000	16,000
Additional Paid-in Capital	71,070,000	70,435,000
Deferred stock-based compensation	(215,000)	(666,000)
Accumulated other comprehensive gain (loss)	(18,000)	(145,000)
Accumulated deficit	(48,700,000)	(38,247,000)
Total shareholders' equity (deficit)	22,154,000	31,393,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$23,706,000	$32,886,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004	2003

Revenue	$1,509,000	$989,000	$1,725,000
Cost of revenue	922,000	651,000	1,014,000
GROSS PROFIT	587,000	338,000	711,000

Research and development expense	6,540,000	4,561,000	7,602,000
Marketing, general and administrative expense	5,155,000	4,588,000	1,270,000
Total operating expenses	11,695,000	9,149,000	8,872,000

Loss from operations	(11,108,000)	(8,811,000)	(8,161,000)

Interest income	655,000	237,000	39,000
Interest expense		(349,000)
Realized gain on sale of investment securities	-	-	39,000
Net loss	(10,453,000)	(8,923,000)	(8,083,000)

Deemed dividend upon issuance of mandatorily redeemable convertible preferred stock	-	(500,000)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(10,453,000)	$(9,423,000)	$(8,083,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.63)	$(0.89)	$(1.31)

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	16,607,653	10,613,606	6,172,400

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

	Mandatorily Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Common Stock - A		Common Stock - B		Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Activity	Shares	$	Shares	$	$	Shares	$	Shares	$	$	$	$	$

Balance at December 31, 2002	2,400,000	24,603,000				802,414	3,325,000	5,370,000	105,000	(8,000)	59,000	(21,241,000)	(17,760,000)

Issuance of mandatorily redeemable convertible preferred stock for cash, net of issuance costs of $67,000	1,335,000	2,603,000					—			—			—

Issuance of options for services							36,000			(36,000)			—

Amortization of deferred compensation										13,000			13,000

Other comprehensive income											(59,000)		(59,000)

Net Loss												(8,083,000)	(8,083,000)
Balance at December 31, 2003	3,735,000	27,206,000				802,414	3,361,000	5,370,000	105,000	(31,000)	—	(29,324,000)	(25,889,000)

Issuance of mandatorily redeemable convertible preferred stock and related beneficial conversion feature	250,000						500,000						500,000

Deemed dividend related to beneficial conversion feature		500,000					(500,000)						(500,000)

Issuance of Common Stock, net of offering costs of $1,995,000			6,000,000	$6,000	$36,730,000								36,736,000

Conversion of mandatorily redeemable convertible preferred stock and Common B to Common Stock	(3,985,000)	(27,706,000)	10,484,745	10,000	31,162,000	(802,414)	(3,361,000)	(5,370,000)	(105,000)				27,706,000

Deferred Compensation related to options issued					2,032,000					(2,032,000)			—

Issuance of options for services					571,000								571,000

Deemed dividend to Microvision related to options issued to Microvision employee					(272,000)								(272,000)

Value of warrants issued in connction with convertible notes					301,000								301,000

Reversal of deferred compensation expense for cancelled options					(112,000)					112,000			0

Exercise of Warrants			38,935										—

Exercises of options			22,750		23,000								23,000

Amortization of deferred compensation										1,285,000			1,285,000

Other comprehensive income							—				(145,000)		(145,000)

Net Loss												(8,923,000)	(8,923,000)
Balance at December 31, 2004	0	0	16,546,430	16,000	70,435,000	—	—	—	—	(666,000)	(145,000)	(38,247,000)	31,393,000

Issuance of options for services					236,000								236,000

Reversal of deferred compensation expense for cancelled options					(37,000)					37,000			0

Exercises of options			201,686	1,000	436,000								437,000

Amortization of deferred compensation										414,000			414,000

Other comprehensive income							—				127,000		127,000

Net Loss												(10,453,000)	(10,453,000)
Balance at December 31, 2005	—	$—	16,748,116	$17,000	$71,070,000	—	$—	—	$—	$(215,000)	$(18,000)	$(48,700,000)	$22,154,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2005	2004	2003

Net loss	$(10,453,000)	$(8,923,000)	$(8,083,000)
Other comprehensive income (loss) -
Unrealized gain (loss) on investment
securities, available-for-sale:
Unrealized holding gains (losses)
arising during period	127,000	(145,000)	(20,000)
Less: Reclassification adjustment for
gains realized in net loss	—	—	(39,000)
Net unrealized gain (loss)	127,000	(145,000)	(59,000)
Comprehensive loss	$(10,326,000)	$(9,068,000)	$(8,142,000)

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003

Cash flows from operating activities
Net loss	$(10,453,000)	$(8,923,000)	$(8,083,000)
Adjustments to reconcile net loss to
net cash used in operations
Depreciation	1,297,000	1,198,000	1,185,000
Noncash expenses related to issuance of stock,
options and amortization of deferred compensation	469,000	1,985,000	1,041,000
Amortization on investments	254,000
Realized gain on sale of investment securities	—	—	(39,000)
Interest on Notes Payable	—	301,000	(39,000)
Change in
Accounts receivable	32,000	119,000	(68,000)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(74,000)	163,000	(18,000)
Other current assets	72,000	(568,000)	57,000
Other assets	(46,000)	100,000	100,000
Accounts payable	77,000	29,000	51,000
Payable to related party	—	(42,000)	31,000
Accrued liabilities	264,000	142,000	136,000
Research liability	(101,000)	(1,847,000)	923,000
Net cash used in operating activities	(8,209,000)	(7,343,000)	(4,684,000)

Cash flows from investing activities
Sales of investment securities	—	—	2,409,000
Purchases of investment securities	(16,122,000)	(29,821,000)	—
Maturities of investment securities	25,800,000	3,000,000
Purchases of property and equipment	(526,000)	(378,000)	(455,000)
Net cash provided by (used in) investing activities	9,152,000	(27,199,000)	1,954,000

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	2,300,000	—
Principal payments on convertible notes	—	(2,300,000)	—
Net proceeds from issuance of common stock	—	36,964,000	—
Net proceeds from the exercise of stock options	437,000	23,000
redeemable convertible preferred stock	—	500,000	2,603,000
Net cash provided by financing activities	437,000	37,487,000	2,603,000

Net (decrease) increase in cash and cash equivalents	1,380,000	2,945,000	(127,000)
Cash and cash equivalents at beginning of period	3,505,000	560,000	687,000

Cash and cash equivalents at end of period	$4,885,000	$3,505,000	$560,000

Value assigned to warrants issued in connection with convertible note	$—	$301,000	$—
Unrealized gain (loss) in investment securities, available-for-sale	$127,000	$(145,000)	$—
Accrued offering costs included in accounts payable	$—	$228,000	$—
Accrued liability for non-cash stock compensation	$84,000	$266,000	$—
Interest Paid	$—	$44,000	$—
Deemed dividend upon issuance of options to Microvision Employee	$—	$272,000	$—

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Lumera Corporation (the “Company” or “Lumera”) was incorporated in Washington State in early 2000 and reincorporated in Delaware in 2004, and was established to develop, manufacture and market devices using proprietary polymer materials. Until December 31, 2003, we were considered to be in the development stage. In early 2004, we commercialized the devices for potential wireless networking and optical networking applications and had largely completed financial planning, establishing sources of supply, acquiring plant and equipment and recruiting personnel. Therefore, we were considered to have exited the development stage in 2004. On July 28, 2004 when we completed its initial public offering (“IPO”) of 6.0 million shares of common stock at an offering price of $6.95 per share, raising proceeds of $38.7 million before expenses. We were a majority owned subsidiary of Microvision, Inc. (“Microvision”) until our IPO (see Note 3).

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have identified revenue recognition and accounting for research payments under the University of Washington agreements as areas where significant estimates and assumptions have been made in preparing the financial statements. We also evaluate the requirement for allowances for uncollectible receivables, and the valuation allowances for deferred income tax assets.

Cash and Cash Equivalents - We consider all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less to be cash equivalents. Management determines the appropriate classification of investment securities at the time of purchase and evaluates such designation as of each balance sheet date. We have classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders equity (deficit) as a component of other comprehensive income (loss), unless the loss is deemed to be other-than-temporary, in which case it is recognized immediately as an expense. We estimate the fair value of our investment securities using readily available market information. Dividend and interest income are recognized when earned. Realized gains and losses are included in interest income or expense. The cost of securities is based on the specific identification method.

Concentration of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and investments. We have a cash investment policy that generally restricts investments to ensure preservation of principal and maintenance of liquidity. We typically do not require collateral from our customers. We make a provision for doubtful accounts when required. To date, we have not experienced any bad debts.

Revenue Recognition - Revenue has primarily been generated from research and development cost reimbursement contracts for the United States government. Revenue on such contracts is recorded using the percentage-of-completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured.

Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. We evaluate the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

The following table summarizes our contract revenue activity from our inception through December 31, 2005:

	Wideband polymer modulator		Polymer-based linear modulator		Electro-optic organic polymer		Polymer-based milimeter wave detection		Other
	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue

2001	$1,623,000	$821,000
2002	1,031,000	885,000			$149,000	$61,000
2003	950,000	1,118,000	$497,000	$95,000	400,000	488,000			$24,000	$24,000
2004	1,114,000	780,000		192,000
2005	1,000,000	1,161,000		210,000			$411,000	$41,000	21,000	21,000
	$5,718,000	$4,765,000	$497,000	$497,000	$549,000	$549,000	$411,000	$41,000	$45,000	$45,000

All of our current and prior contracts with the government have been or are cost plus fixed fee type contracts. Under the terms of a cost plus fixed fee contract, the United States government pays us for actual direct and indirect costs incurred in performing the contracted services. We are under no obligation to spend more than the contract value to complete the contracted services. In addition, completion of the contracted services is generally on a best efforts basis. If the services are not completed, the government has the option to negotiate a follow-on contract to complete the services or to not pursue the services further with us. Contract deliveries consist of monthly financial reports, periodic technical reports and any devices if they have been successfully fabricated. There are no contractual provisions for repayments of any amounts disbursed to date under these contracts. The United States government accounted for 95% of revenues in 2005 and 99% of revenues in 2004 and 2003. Certain contracts awarded in one period may be partly performed in the next period.

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that we have not yet billed to a customer because the amounts were not contractually billable at the balance sheet date. We were contractually able to bill 89% and 100% of the balance at December 31, 2005 and 2004, respectively, within 30 days of the respective year end.

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the initial lease term.

A summary of property and equipment at December 31 follows:

	2005	2004
Computer equipment	$644,000	$491,000
Furniture and office equipment	20,000	20,000
Lab equipment	3,513,000	3,244,000
Leasehold improvements	2,831,000	2,727,000
	$7,008,000	$6,482,000
Less: Accumulated depreciation	(5,732,000)	(4,435,000)
	$1,276,000	$2,047,000

Depreciation expense was $1,297,000, $1,198,000 and $1,185,000 for December 31, 2005, 2004 and 2003, respectively.

Valuation of Long-Lived Assets - We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset, or group of assets. Generally, fair value will be determined using valuation techniques such as present value of expected future cash flows.

Research and Development - Research and development costs are expensed as incurred. As described in Note 10, we issued shares of common stock in connection with a research agreement. The value of these shares is amortized over the period of the research agreement.

Fair Value of Financial Instruments - Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Income Taxes - We have filed a separate tax return since inception. We follow the liability method of accounting for income taxes. This liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock Based Compensation - We have a stock-based employee compensation plan, which is described further in Note 7. We account for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations. We comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which requires fair value recognition for employee stock-based compensation. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18.

Total non-cash stock option expense related to employee and director awards was $384,000, $1,285,000 and $6,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Had compensation cost for employee options been determined using the fair values at the grant dates, consistent with the methodology prescribed under SFAS No. 123, our net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below:

	For the year ended December 31,
	2005	2004	2003
Net loss available to common shareholders, as reported	$(10,453,000)	$(9,423,000)	$(8,083,000)
Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	$384,000	$1,285,000	$6,000
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	$(2,141,541)	$(2,009,000)	$(245,000)
Net loss available to common shareholders, pro forma	$(12,210,541)	$(10,147,000)	$(8,322,000)
Net loss per share, as reported (basic and diluted)	$(0.63)	$(0.89)	$(1.31)
Net loss per share, pro forma (basic and diluted)	$(0.74)	$(0.96)	$(1.35)

See Note 7 for the assumptions used in calculating the fair values of employee options.

Net Loss per Share - Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities.

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock for all periods presented, and Series A and Series B convertible preferred stock for 2003 and 2002 and periods prior to the IPO in 2004. Total common stock options and common stock warrants not included in the calculation of diluted earnings per share were 3,160,502 for the twelve months ended December 31, 2005 and 2,664,176 and 1,069,180 for the twelve months ended December 31, 2004 and 2003, respectively.

Recent Accounting Pronouncements - Beginning in January 2006 we will be recording expenses associated with share-based awards under the provisions of SFAS 123(R) using the modified prospective method. Under this method, we will record not only the fair value associated with new share-based awards as compensation expense, but also the remaining fair value associated with previous awards which were unvested at the end of 2005. As of December 31, 2005 the fair value associated with unvested stock option grants given to employees in periods before 2006 was approximately $1,696,000 which will be expensed through 2009. We expect that the adoption of FAS123(R) on January 1, 2006 will impact 2006 earnings in the range of $2.5 million to $3.5 million.

2. INVESTMENT SECURITIES-AVAILABLE-FOR-SALE

Investment securities, which had maturities of less than one year, totaled $16,871,000 at December 31, 2005. Investment securities at December 31, 2004 with maturities of less than one year totaled $15,460,000 and maturities of greater than one year totaled $11,216,000. We estimate the fair value of our investment securities using readily available market information. All investment securities have been classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders’ equity. We had an unrealized gain on investment securities of $127,000 for the year ending December 31, 2005 and an unrealized loss on investment securities of $145,000 for the year ending December 31, 2004. We have concluded that these unrealized investment gains and losses are temporary due to our ability to hold these investments to maturity.

We had no net realized gains (losses) on investment securities for the year ending December 31, 2005 and 2004. Realized losses were $39,000 for the year ended December 31, 2003.

3. RELATED PARTY TRANSACTIONS

Since inception until July 2004 we were a majority owned subsidiary of Microvision, Inc. The following table describes Microvision’s ownership of Lumera at December 31 of each year:

	2005	2004	2003
Common Stock	27.60%	32.84%	—
Class B common stock	—	—	87.50%
Series A convertible preferred stock	—	—	11.00%
Series B convertible preferred stock	—	—	32.50%

In July 2004, all outstanding shares of the our Series A convertible preferred stock, Series B convertible preferred stock and Class B common stock were automatically converted to common stock upon completion of our IPO in July 2004. Prior to the IPO, Microvision owned approximately 52% of our outstanding common stock on an as if converted basis. In January 2006 Microvision sold 2.55 million of its shares, or approximately 16% of our outstanding shares; most of Microvision’s remaining Lumera shares, which total approximately 12% of our outstanding shares as of March 1, 2006, are pledged as collateral under agreements which remain in effect until March 2007. Richard F. Rutkowski, until January 2006 the Chief Executive Officer of Microvision, is a current member of Microvision’s board of directors and also a director of Lumera.

In February 2004, we agreed to pay Mr. Rutkowski a $5,000 monthly retainer to supplement our management team during our public offering. During this retainer period, which ended in July 2004, Mr. Rutkowski also performed his role as Chief Executive Officer of Microvision. We also paid Mr. Rutkowski a one-time fee of $100,000 upon the successful completion of our convertible note financing in April 2004. We recognized $130,000 of administrative expense related to these fees in 2004. In addition, we paid Mr. Rutkowski a one-time fee of $100,000 upon the participation in and successful completion of our initial public offering, which was treated as a cost of raising capital. The boards of both Microvision and Lumera approved paying Mr. Rutkowski these fees.

During 2003 and 2004, we were allocated lease and utilities costs from Microvision under a month-to-month lease. In addition, we were charged a $5,000 per month fee to reimburse Microvision for certain other indirect charges.

In 2004, we entered into a sublease agreement with Microvision for its corporate facilities at a base rate of approximately $25,000 per month, plus common area charges, which is effective through April 6, 2006.

The following are a summary of charges we paid to Microvision for each year ended December 31:

	2005	2004	2003
Rent	$323,000	$320,000	$317,000
Allocated Services	89,000	57,000	54,000
Management Fees	—	60,000	60,000
Total	$412,000	$437,000	$431,000

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2005	2004

Employee and benefit-related liabilities	$372,000	$363,000
Compensated absences	94,000	81,000
Professional fees	384,000	493,000
License and royalty fees	175,000	—
Other	34,000	39,000
	$1,059,000	$976,000

5. INCOME TAXES

No provision for income taxes has been recorded for any periods presented since we have incurred net losses from the date of our inception.

At December 31, 2005, we had $44.1 million of federal net operating loss carry forwards, which may be used to offset future taxable income. These carry forwards expire beginning in 2018 through 2024. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carry forwards that can be utilized if certain changes in our ownership occur.

At December 31, 2005 we had $1,055,000 of research and experimentation credits carry forwards which begin to expire in 2019 through 2024.

Deferred taxes consist of the following at December 31:

	2005	2004
Deferred income tax assets
Net operating loss carryforwards	$14,997,000	$11,673,000
R&D credit carryforwards	$1,055,000	$868,000
Other	$1,412,000	$1,194,000

Gross deferred tax assets	17,464,000	13,735,000
Less: valuation allowance	(17,464,000)	(13,735,000)

Net deferred tax asset	$—	$—

We recorded a valuation allowance for the full amount of its deferred tax assets at December 31, 2005 and 2004, as we believe it is more likely than not that the deferred tax assets will not be realized.

The valuation allowance and the research and experimentation credits account for substantially all of the difference between our effective income tax rate and the Federal statutory rate of 34%.

6. SHAREHOLDERS’ EQUITY (DEFICIT)

At December 31, 2005, our authorized capital consisted of 120 million shares of Common Stock, of which 1,299,956 shares are reserved for options granted under our 2000 Stock Option Plan and 2,500,000 shares are reserved for outstanding and future option grants under our 2004 Equity Incentive Plan. We also have 30,000,000 shares of authorized undesignated preferred stock, none of which have been issued.

In July 2004 we completed our initial public offering (the “IPO”), issuing 6 million shares of common stock at $6.95 per share. Upon completion of the IPO all outstanding shares of our Common A and B and Preferred A and B shares were automatically converted to common shares. At December 31, 2005 there were 16,748,116 shares of common stock outstanding.

Common Stock - In March 2000, we issued 4,700,000 shares of its Class B common stock to Microvision, Inc. and 670,000 shares of its Class B common stock to certain Microvision directors, executives, and other individuals (“individuals”). The shares issued to Microvision were valued at $94,000 and the proceeds were offset against the outstanding loan balance due. The shares issued to the individuals were valued at $12,000 and were issued subject to subscription loans, for which cash was received in November 2000.

In January 2001, we issued 802,414 shares of Class A common stock valued at $3,009,000 in connection with the research agreement described in Note 10.

Upon our initial public offering in July 2004 all shares of common A and B were automatically converted to Common Stock on a one-for-one basis.

Convertible Preferred Stock - In August through October 2003, we raised $2,670,000 (before issuance costs of $67,000) from the sale of 1,335,025 shares of Series B convertible preferred stock to private investors. In March 2004, we raised $500,000 from the sale of 250,000 shares of Series B convertible preferred stock to private investors issued in March 2004. The $2 per share conversion price of the Series B convertible preferred stock issued was less than the fair value of the Class A common stock on the issuance date. As a result, we recorded a $500,000 beneficial conversion feature upon issuance of the preferred stock. This amount was immediately recorded as a deemed dividend to preferred shareholders because the Series B convertible preferred stock had no stated term and was immediately convertible into Class A common stock.

Upon our initial public offering in July 2004 all shares of convertible preferred stock were automatically converted to Common Stock. Each Series A Preferred share was converted into 1.14 shares of common stock in accordance with anti-dilution provisions enacted upon the sale of the Preferred B shares resulting in 2,727,291 shares of common stock issued in exchange for 2,400,000 Series A Preferred shares. Each share of Series B Preferred was exchanged for common shares on a one-for-one basis, resulting in the issuance of 1,585,025 shares of common stock issued in exchange for the Series B Preferred shares.

Dividends - No dividends on convertible preferred stock or common stock have been declared from inception through December 31, 2005.

Arizona Microsystems, L.L.C. warrants exercised - In October 2002, we issued a warrant to purchase 164,000 shares of Class A common stock at an exercise price of $3.65 per share to Arizona Microsystems, L.L.C. for use of certain technology. These warrants were exercised in a cashless transaction for 38,935 shares of common stock in July 2004.

7. STOCK OPTIONS

Stock Option Plans  In 2000, we adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provided for the granting of stock options to our employees, consultants and non-employee directors. We reserved 3,000,000 shares of Class A Common Stock for issuance pursuant to the 2000 Plan. Following the adoption of the 2004 Equity Incentive Plan in July 2004, no more options will be issued under the 2000 Stock Option Plan. Grants, net of shares exercised and forfeited, under our 2000 Stock Option Plan totaled 1,299,956 shares at December 31, 2005.

In July 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”). Awards under the Plan, can be a combination of stock options, stock appreciation rights , restricted stock, unrestricted stock, stock units (including restricted stock units), performance awards, cash awards and other awards not described that are convertible into or otherwise based on the our stock. To date, only stock option awards have been granted under the Plan.

The 2004 Plan established an initial option pool of 2,000,000 shares plus an annual increase beginning in 2005, equal to the least of (i) 2,000,000 shares, (ii) 13.4% of the number of shares of Stock outstanding as of our immediately preceding fiscal year, or (iii) such lesser amount, if any, as the Board may determine. Our Board of Directors elected to limit the increase in the option share pool by 500,000 shares in both 2005 and 2006, bringing the shares in the pool to a total of 3,000,000.

Options under both the 2000 plan and the 2004 Plan may be granted for periods up to 10 years. Options granted under either plan may be either Incentive Stock Options (“ISO”’s) or non-qualified stock options. The exercise price of an ISO cannot be less than 100% of the estimated fair value of the common stock at the date of grant. To date, options granted to employees generally vest over four years.

The following table presents activity under the Plan:

		Weighted-	Weighted-
		Average	Average
		Exercise	Grant Date
Activity	Shares	Price	Fair Value
Outstanding at December 31, 2002	633,430	$8.18
Granted
Exercise price greater than fair value	308,450	$3.38	$0.65
Forfeited	(36,700)	$10.00
Outstanding at December 31, 2003	905,180	$6.47
Granted
Exercise price greater than fair value	5,000	$2.00	$0.65
Exercise price at fair value	257,550	$6.12	$4.16
Exercise price less than fair value	709,900	$2.19	$3.99
Forfeited	(76,250)	$4.01
Exercised	(22,750)	$1.01
Outstanding at December 31, 2004	1,778,630	$4.88
Granted
Exercise price greater than fair value
Exercise price at fair value	733,950	$5.05	$3.56
Exercise price less than fair value
Forfeited	(35,938)	$5.95
Exercised	(201,686)	$2.16
Outstanding at December 31, 2005	2,274,956	$5.16

Options Exerciseable at:
December 31, 2003	463,161	$7.26
December 31, 2004	1,105,033	$5.42
December 31, 2005	1,345,071	$5.56

The following table presents outstanding and exercisable stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Price	Shares	Life (Years)	Price	Shares	Price
$0.50 - $2.50	680,551	7.50	$1.91	512,973	$1.88
$3.65 - $5.49	872,700	8.55	$4.82	195,662	$4.60
$5.50 - $10.00	721,705	6.19	$8.62	636,436	$8.82
	2,274,956	7.49	$5.15	1,345,071	$5.56

Non-Employee Options - Included in the option disclosures above are options granted to certain non-employees under our plan, as follows:

In August 2003, we issued options to purchase an aggregate of 164,000 shares of its Class A common stock to two consultants in connection with entering into certain consulting agreements. In April 2004, 61,500 of these shares were forfeited upon termination of one of the consulting agreements. The options have an exercise price of $3.65 per share and a 10-year life. In aggregate, 41,000 of the options were vested on the grant date. The remaining 61,500 shares vest one-third on each subsequent annual anniversary of the grant date and are subject to re-measurement at each balance sheet date during the vesting period. The aggregate value of the outstanding options was estimated at $136,000 at the grant date and December 31, 2003, $415,000 at December 31, 2004 and at $299,000 at December 31, 2005. The fair value of these options, net of forfeited options was recognized as compensation expense over the two-year period of service, which ended in August 2005. Total non-cash compensation expense related to these options was $4,000, $287,000 and $32,000 for the year ended December 31, 2005, 2004 and 2003, respectively. The fair values of the options were estimated at the grant date and December 31, 2005, 2004 and 2003, using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 100%; risk-free interest rates of 4.3%, 4.62%, and 4.4%; and expected lives of 10 years, for each of the measurement dates, respectively.

In March 2004, we granted options under the 2000 Plan to purchase 65,000 shares of Class A common stock to a Microvision employee. These options have been accounted for as a dividend to Microvision and recorded at their fair value of $272,000, in accordance with the guidance in EITF Issue No. 00-23 Issue 21, Options Granted to Employees of Entities under Common Control.

Options issued at below market price - In March 2004 we granted options under the 2000 Plan to its CEO and each of our Directors to purchase an aggregate of 410,000 shares of common stock at a price below the then current market value. Our Directors were each awarded options to purchase 65,500 shares, of which 30,000 shares vested on the date of grant with 5,000 shares vesting quarterly thereafter until fully vested, have an exercise price of $2 per share and a 10-year life. Our CEO was awarded an option to purchase 150,000 shares, of which 50,000 vested September 1, 2004 and 50,000 annually thereafter until fully vested, with an exercise price of $2 per share and a 10-year life. The aggregate value of these options was estimated to be $1,230,000 and is being recognized as compensation expense over the vesting periods. We recognized $169,000 and $922,000 of compensation expense associated with these option grants during the years ended December 31, 2005 and 2004, respectively, net of forfeited options. As of December 31, 2005, $40,000 of deferred compensation remained to be amortized on these option grants.

In April 2004 we granted options under the 2000 Plan to its employees to purchase an aggregate of 156,650 shares of common stock at a price below the then current market value. The options have an exercise price of $2.00 per share and a 10-year life. One quarter of the options vested on July 1, 2004 with the remaining options vesting annually over the subsequent three years until fully vested. In July 2004, we issued options under the 2000 Plan to its employees to purchase an aggregate of 78,250 shares of common stock at a price below the then current market value. The options have a weighted average exercise price of $3.76 per share and a 10-year life. The aggregate value of these option grants was estimated at $801,000 and is being recognized as compensation expense over the vesting period. We recognized compensation expense associated with these option grants of $215,000 and $360,000, net of forfeited options, for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, $162,000 of deferred compensation remained to be amortized.

A summary of stock compensation expense for each period is as follows:

	For the twelve months ended
	December 31,
	2005	2004	2003
Employees	$343,000	$644,000	$6,000
Directors	41,000	641,000	-
Third Party	85,000	608,000	32,000
	$469,000	$1,893,000	$38,000

Component of:
Research and development	$95,000	$573,000	$35,000
Marketing, general and administrative	374,000	1,320,000	3,000
	$469,000	$1,893,000	$38,000

Fair Value Disclosure - The fair values of the options granted to employees were estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively:

	December 31,
	2005	2004	2003
Risk Free Interest Rate	4.05%	3.2%	3.8%
Expected Life (in years)	5.6	5.2	7.0
Dividend Yield	0.0%	0.0%	0.0%
Volatility	83.0%	83.0%	83.0%

8. WARRANTS

In October 2002, we issued a warrant to purchase 164,000 shares of Class A common stock at an exercise price of $3.65 per share to Arizona Microsystems, L.L.C. for use of certain technology. These warrants were exercised in a cashless transaction for 38,935 common shares in July 2004.

In April 2004 we issued warrants to purchasers of its convertible promissory notes for an aggregate of 115,000 shares of Common Stock at and exercise price of $7.20 per share. The value of the warrants granted, which are exercisable through April 21, 2009, was estimated to be approximately $344,000 using the Black Scholes option pricing model. The relative fair value of the warrants of $301,000 was treated as a debt issuance cost and amortized to interest expense over the one-year term of the debt.

In July 2004 we issued warrants to its Underwriters in connection with our initial public offering to purchase a total of 600,000 shares of our common stock at a purchase price of $8.34, or 120% of the price of the shares upon completion of our IPO. The warrants are exercisable through July 28, 2009. These warrants were treated as a cost of raising capital.

Microvision holds a warrant to purchase a total of 170,546 shares of Common Stock at an exercise price of $8.80 per share. The warrant, which was originally issued in 2001 for 150,000 Series A Preferred shares in lieu of interest payments due on a convertible note, and was exercisable at $10.00 per share, carried anti-dilution rights which, upon completion of our IPO, triggered an automatic adjustment to the number of shares and exercise price. The warrant, all of which was outstanding at December 31, 2005, expires in March 2011 and was valued by the amount of the interest forgiven or $719,000, as this was considered to be more readily determinable than the fair value of the warrant.

9. CONVERTIBLE NOTES PAYABLE

In April 2004, we received cash proceeds from the issuance of convertible promissory notes in the aggregate principal amount of $2.3 million. The notes accrued interest at a rate of 6.5% per annum and were payable on demand at the earlier of March 31, 2005 or upon the closing of an underwritten public offering of our common stock. The principal amount and any accrued but unpaid interest in respect of each note was convertible, at the option of the holder, into shares of our Class A common stock. The conversion price of the Notes was stated as the lesser of $6.00 per share of common stock or the price per share offered to the public in any underwritten IPO of our common stock.

In connection with the sale of these convertible notes, we also issued warrants to purchase an aggregate of 115,000 shares of common stock at a price of $7.20 per share. The warrants expire in April 2009. The value of the warrants granted was estimated to be approximately $344,000 at the date of grant using the Black-Scholes option pricing model. We allocated the proceeds to the convertible note and warrant based on their relative fair value. The relative fair value of the warrants of $301,000 was treated as a debt issuance cost and was amortized to interest expense over the one-year term of the debt.

Upon completion of our IPO in July 2004 the notes became due and payable. All of the note holders elected to receive cash payments, which resulted in principal and interest payments totaling $2,344,000 in August 2004. The unamortized debt issuance costs were recognized immediately as interest expense at that time. During 2004, we recognized a total of $345,000 of interest expense associated with the Notes.

10. COMMITMENTS AND CONTINGENCIES

Agreements with the University of Washington - In October 2000, we entered into a license agreement (the “License Agreement”) and a research agreement (the “Sponsored Research Agreement” or the “SRA”) with the University of Washington (the “UW”). The License Agreement grants us rights to certain intellectual property including technology being developed under the sponsored Research Agreement whereby hawse have a royalty-bearing license to make, sell or sublicense the licensed technology. Under the terms of the License Agreement, we issued 802,414 shares of our Class A common stock to the UW. The shares, although initially subject to a vesting schedule tied to performance under the Sponsored Research Agreement, were vested in full by mutual agreement between the UW and Lumera on January 8, 2001. The shares issued were valued by management at $3,009,000, based on a value of $3.75 per share on the date of issuance. We considered a number of factors, including an independent valuation, projected cash flows from our technology and expected future products, general market conditions and the risks inherent in achieving our business plan in determining the fair value of the common shares issued. The value of the shares issued was recorded as prepaid stock-based research expense and was fully amortized to expense as of March 31, 2004.

Under the terms of the License Agreement, we are also required to pay certain costs related to filing and processing of patents and copyrights related to the agreements. Additionally, we are required to pay certain ongoing royalty payments at a minimum of $75,000 per annum. We have not made any royalty payments to date in excess of these minimums. These payments have been expensed as incurred.

As part of the Sponsored Research Agreement, we agreed to pay an aggregate of $9,000,000 in quarterly payments over three years for research services. The first payment was made on February 26, 2001. We expensed the total expected payments on a straight-line basis because there was no more readily determinable pattern of the performance of the research services under the agreement.

In February 2002, Lumera and the UW amended the Sponsored Research Agreement to extend quarterly payments and performance through 2005. In March 2003, we entered into a second amendment to the SRA, which deferred certain 2003 payments until 2004. In November 2003, we entered into a third amendment to the SRA. Under the terms of the third amendment, our payment obligation to the UW was reduced to $125,000 per quarter from October 1, 2003 to September 30, 2004, and $300,000 for the quarter ending December 31, 2004. The amendment required us to make its unpaid payments of $2,000,000 by May 2005. In April 2004, we entered into a fourth amendment to the SRA that required payments of $125,000 for the quarters ending March 31, 2004 and September 30, 2004 and eliminated a contingent payment of $2,000,000 that had been due in April 2004. For each of the quarters ending September 30, 2004 and December 31, 2004, we were required to pay $250,000. Total payments under the Amended Sponsored Research Agreement, which terminated in June 2005, were $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

Subsequent to each amendment noted above, we prospectively adjusted the amortization of the research payments to account for the extended period over which the payments would be made and services provided. As a result of these adjustments, we had cumulatively recognized expenses in excess of payments made of $1,948,000 at December 31, 2003. As a result of the fourth amendment and the elimination of the contingent $2 million payment in 2005, we recognized a credit to research and development expense of $2.4 million in 2004.

The following table summarizes payments made and expense recorded during the years ending December 31:

	2005	2004	2003

Payments made	$1,018,000	$800,000	$1,300,000

Sponsored research	$650,000	$(1,223,000)	$1,924,000
Optical materials	166,000	50,000	300,000
Minimum royalty	75,000	75,000	75,000
Expenses recorded on payments	$891,000	$(1,098,000)	$2,299,000
Amortization of stock		159,000	1,003,000
Total expense recorded	$891,000	$(939,000)	$3,302,000

Helix Biopharma/Sensium - We have a licensing agreement with Sensium Technologies, Inc., a subsidiary of Helix BioPharma, which gives us an exclusive worldwide royalty bearing license in our field of business to a number of patents and the related technology for use in our NanoCapture™ Arrays. Under the terms of the agreement, we paid $250,000 in license fees, half of which we paid upon signing in January 2005 and half in February 2006. We also paid $125,000 in technology transfer fees during the first half of 2005. The Sensium licensing agreement contains minimum royalty provisions totaling $50,000 for the first year, $100,000 for the second year, $150,000 for the third year and $200,000 thereafter. Our license exclusivity is based upon achieving certain minimum revenues by the fourth royalty year.

Lease Commitments - We sublease our corporate facilities from Microvision at a base rate of approximately $25,000 per month, plus common area charges; the sublease is effective through April 6, 2006. We signed a five year lease to expand our current facilities which begins April 7, 2006. Once we complete our tenant improvements, which we believe will require cash expenditures in the range of $900,000 to $1.2 million, our facilities will occupy approximately 32,175 square feet of space located in the same building we currently occupy. The total of the minimum rental payments over the life of the initial lease term is approximately $2.5 million. We have an option to extend our new lease for one additional 5 year period. We had no other significant operating or capital leases at December 31, 2005.

Claims and Litigation - In our opinion, litigation, contingent liabilities and claims against us in the normal course of business are not expected to involve any judgments or settlements that would be material to our financial condition, results of operations or cash flows.

11. RETIREMENT SAVINGS PLAN

On August 31, 2004, we established its retirement savings plan (the “Plan”), which qualifies under the Internal Revenue Code Section 401(k) and covers all qualified employees. The Plan allows us to match 50% of an employee’s contribution to the Plan up to a maximum 6% of the employee’s base salary. During 2005 we contributed $57,000 to the Plan under the matching program and from September through December 31, 2004, we contributed $21,000 to the Plan under the matching program. Prior to August 31, 2004 our employees participated in the Microvision retirement savings plan. We contributed $33,000 and $43,000 in matching payments under the Microvision Plan in the first eight months of 2004, and in 2003, respectively.

12. QUARTERLY FINANICAL DATA (UNAUDITED)

The following table represents certain unaudited quarterly financial information for the eight quarters ended December 31, 2005. In our opinion, this information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)

Total Revenue
2005	$240	$348	$681	$240	$1,509
2004	$316	$288	$292	$93	$989
Gross Profit
2005	72	131	215	169	587
2004	122	100	128	(12)	338
Net Loss Available to Common Shareholders
2005	(2,878)	(2,926)	(2,034)	(2,615)	(10,453)
2004	(2,592)	(732)	(3,176)	(2,923)	(9,423)

Basic and diluted net loss per share attributable to common stockholders
2005	$(0.17)	$(0.18)	$(0.12)	$(0.16)	$(0.63)
2004	$(0.50)	$(0.04)	$(0.24)	$(0.18)	$(0.89)

Quarterly and annual earnings per share are calculated independently, based on the weighted average number of shares outstanding during the periods.

Schedule II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to	Charges		Balance at
	Beginning of	Costs	to		End of
	Fiscal	and	Other		Fiscal
	Year	Expenses	Accounts	Deductions	Period

Year ended December 31, 2003
Tax valuation allowance	$7,426,000	$3,170,000	—	—	$10,596,000
Year ended December 31, 2004
Tax valuation allowance	$10,596,000	$3,139,000	—	—	$13,735,000
Year ended December 31, 2005
Tax valuation allowance	$13,735,000	$3,728,000			$17,463,000

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and to provide reasonable assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls or in other factors that could significantly affect internal controls over financial reporting during the period being reported on which could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal control over financial reporting. Under the current rules defining when a filer is required to include an assertion as to the effectiveness of internal controls over financial reporting, we will be required to make such assertion in our 2006 annual report only if our market capitalization meets the minimum $75 million capitalization threshold at June 30, 2006. Otherwise, we will be required to make such assertion in our 2007 annual report. Should we surpass the minimum capitalization threshold, our independent registered public accounting firm would be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that would need to be addressed and remediated.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Audit Committee Report" in the Lumera Corporation definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the next Annual Meeting of Shareholders to be held on June 1, 2006 (the "Proxy Statement") is incorporated herein by reference. See Item 4A in Part 1 of this report for information regarding executive officers of the Company.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans
Number of securities
remaining available
		Weighted-average	for future issuance under
	Number of securities	exercise price of	equity compensation
	to be issued upon	outstanding	plans (excluding
	exercise of	options, warrants	securities reflected in
Plan Category	outstanding options,	and rights	column (a))
	( a )	( b )	( c )
Equity compensation plans
approved by shareholders	2,274,956	$5.15	1,525,000

Equity compensation plans
not approved by shareholders	—		—
Total	2,274,956	$5.15	1,525,000

The other information required by this item is incorporated by reference in the Proxy Statement under the heading "Information about Lumera Common Stock Ownership."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

 The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Independent Accountants".

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)
Documents filed as part of the report

(1)
Financial Statements

Balance Sheets as of December 31, 2005 and 2004

Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003

Statements of Comprehensive Loss for the years ended December 31, 2005, 2004 and 2003

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2005, 2004 and 2003

(2)
None

(3)
Exhibits

*
Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.

(b) Exhibits.    The exhibits listed on the accompanying Exhibit Index immediately following the signature page are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.
(c) Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

SIGNATURES

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Thomas D. Mino, and Peter J. Biere, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LUMERA CORPORATION

Date: March 17, 2006	By	/s/ Thomas D. Mino Thomas D. Mino Chief Executive Officer

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 17, 2006.

Signature	Title

/s/ THOMAS D. MINO THOMAS D. MINO	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ PETER J. BIERE PETER J. BIERE	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT RATLIFFE ROBERT RATLIFFE	Director, Chairman

/s/ RICHARD F. RUTKOWSKI RICHARD F. RUTKOWSKI	Director

/s/ FRASER BLACK FRASER BLACK	Director

/s/ SANJIV SAM GAMBHIR SANJIV SAM GAMBHIR	Director

/S/ DONALD GUTHRIE DONALD GUTHRIE	Director

/S/ C. JAMES JUDSON C. JAMES JUDSON	Director

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

10.4
Lease Agreement, dated as of July 11, 2005, by and between S/I North Creek and the Registrant for facilities located at 19910 North Creek Parkway, Bothell, WA. Filed previously with the Registrant’s Current Report on Form 8-K filed on July 12, 2005.

10.5
First Amended and Restated Employment Agreement effective September 3, 2004, by and between Thomas D. Mino and the Registrant. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 5, 2004.

10.6
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

10.8
Sponsored Research Agreement Research Plan effective March 1, 2001, by and between the University of Washington and the Registrant. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

10.9
Letter Agreement dated February 26, 2002, by and between the University of Washington and the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.10
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

10.17
Amended and Restated Investors’ Rights Agreement dated August 25, 2003, by and between the Registrant and the Investors, as defined therein. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

10.18†
Wideband Polymer Modulator Development Agreement with an agency of the U.S. Department of Defense, dated July 22, 2001. Filed previously with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on July 14, 2004, SEC File No. 333-115650.

10.19
Polymer-Based Linearized EO Modulator Agreement, dated August 4, 2003. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

10.20	Amendment to 2000 Stock Option Plan of the Registrant. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

10.21	Form of Convertible Promissory Note. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

10.22	Form of Common Stock Warrant. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

10.23
Warrant to Purchase 150,000 shares of Series A Preferred Stock, dated March 14, 2001. Filed previously with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on July 12, 2004, SEC File No. 333-115650.

10.24
Warrant to Purchase 164,000 shares of Class A Common Stock, dated October 1, 2002. Filed previously with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on July 12, 2004, SEC File No. 333-115650.

10.25
Indemnification Agreement between Newbridge Securities Corporation and each of the Registrant and Paulson Investment Company, Inc. on behalf of the Underwriters, dated July 22, 2004. Filed previously with Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed on July 22, 2004, SEC File No. 333-115650.

14	Code of Conduct. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

23*	Consent of PricewaterhouseCoopers LLP.

24.1*	Powers of Attorney (included on the signature pages hereto)

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*
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

*	Filed herewith.