Form 10-Q
period 2006-03-31
LUMERA CORP
filed 2006-05-11
CIK 1137399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒.

As of April 30, 2006, 16,773,116 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMERA CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$4,083,000	$4,885,000
Investment securities, available-for-sale, current	13,888,000	16,871,000
Accounts receivable	54,000	-
Costs and estimated earnings in excess of billings on uncompleted contracts	197,000	77,000
Inventories	152,000	-
Other current assets	377,000	551,000
Total current assets	18,751,000	22,384,000

Property and equipment, net	1,294,000	1,276,000
Restricted Investments	700,000	-
Other assets	46,000	46,000
TOTAL ASSETS	$20,791,000	$23,706,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITES
Accounts payable	$305,000	$493,000
Accrued liabilities	1,035,000	1,059,000
Total current liabilities	1,340,000	1,552,000

Total liabilities	1,340,000	1,552,000

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized; 16,758,116 shares issued and outstanding at March 31, 2006, and 16,748,116 shares issued and outstanding at December 31, 2005	17,000	17,000
Additional Paid-in Capital	71,267,000	71,070,000
Deferred stock-based compensation	-	(215,000)
Accumulated other comprehensive loss	(13,000)	(18,000)
Accumulated deficit	(51,820,000)	(48,700,000)
Total shareholders' equity	19,451,000	22,154,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,791,000	$23,706,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2006	2005

Revenue	$503,000	$240,000
Cost of revenue	258,000	168,000
GROSS PROFIT	245,000	72,000

Research and development expense	1,578,000	1,645,000
Marketing, general and administrative expense	1,995,000	1,474,000

Total operating expenses	3,573,000	3,119,000

Loss from operations	(3,328,000)	(3,047,000)

Interest income	208,000	169,000

Net loss	(3,120,000)	(2,878,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,120,000)	$(2,878,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.19)	$(0.17)

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	16,757,005	16,565,403

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	For the three months ended March 31,
	2006	2005

Net loss	$(3,120,000)	$(2,878,000)
Other comprehensive loss -
Unrealized gain (loss) on investment securities, available-for-sale:
Unrealized holding gain (loss) arising during period	5,000	(27,000)

Net unrealized gain (loss)	5,000	(27,000)
Comprehensive loss	$(3,115,000)	$(2,905,000)

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2006 TO MARCH 31, 2006
	Common Stock		Paid-in Capital	Deferred Stock Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	$	$	$	$	$	$
Balance at January 1, 2006	16,748,116	17,000	71,070,000	$(215,000)	$(18,000)	$(48,700,000)	$22,154,000

Issuance of options for services							-
Reversal of deferred compensation expense for cancelled options							-
Exercises of warrants			-				-
Exercises of options	10,000	-	20,000				20,000
Amortization of deferred compensation			(218,000)	215,000			(3,000)
Stock Option Expense			395,000				395,000
Other comprehensive income					5,000		5,000
Net Loss						(3,120,000)	(3,120,000)
Balance at March 31, 2006	16,758,116	17,000	71,267,000	-	(13,000)	(51,820,000)	19,451,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2006	2005

Cash flows from operating activities
Net loss	$(3,120,000)	$(2,878,000)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	299,000	341,000
Noncash expenses related to issuance of stock, options and amortization of deferred compensation	395,000	125,000
Amortization on investments	(35,000)	89,000
Change in
Accounts receivable	(54,000)	(59,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(120,000)	(108,000)
Other current assets	22,000	77,000
Accounts payable	(188,000)	(72,000)
Accrued liabilities	(27,000)	5,000
Research liability	-	(51,000)
Net cash used in operating activities	(2,828,000)	(2,531,000)

Cash flows from investing activities
Purchases of investment securities	(6,877,000)	(1,497,000)
Maturities of investment securities	9,900,000	3,500,000
Purchases of restricted investments	(700,000)
Purchases of property and equipment	(317,000)	(167,000)
Net cash provided by investing activities	2,006,000	1,836,000

Cash flows from financing activities:
Net proceeds from the exercise of stock options	20,000	91,000
Net cash provided by financing activities	20,000	91,000

Net decrease in cash and cash equivalents	(802,000)	(604,000)
Cash and cash equivalents at beginning of period	4,885,000	3,505,000

Cash and cash equivalents at end of period	$4,083,000	$2,901,000

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements

1. Basis of Presentation

The accompanying condensed financial statements of Lumera Corporation (“Lumera” or the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the United States of America Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2005 annual report on Form 10-K as filed with the SEC.

These financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contain all of the adjustments (normal and recurring in nature) necessary, in our opinion, to state fairly our financial position as of March 31, 2006 and the results of operations and cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those you may expect for the full year or any future period.

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

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock. As of March 31, 2006 and 2005, we had outstanding common stock options and warrants to purchase an aggregate of 3,157,252 and 2,691,250 for the three months ended March 31, 2006 and 2005, respectively, which were excluded from the calculation of diluted earnings per share.

3. Inventories

Inventories at March 31, 2006 were comprised of $152,000 of work-in-process inventories, stated at the lower of cost or market value.

4. Restricted Investments

Restricted investments includes $700,000 set aside in satisfaction of the letter of credit provisions of our April 2006 facilities lease which has an initial term of 5 years. The investments consist of marketable securities classified as long term due to the length of the lease commitment.

5. Stock-Based Compensation

We have two share based compensation plans described below. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. We also complied with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, which required fair value recognition for employee stock-based compensation. We account for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) on January 1, 2006 and have applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005. We adopted FAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior period results have not been restated.

We elected to use the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as we used previously under the disclosure-only provisions of SFAS 123. Previously measured but unrecognized compensation expense for all unvested options outstanding as of January 1, 2006 and share-based payments granted subsequent to January 1, 2006, compensation expense, both based on the fair value on the date of grant, will be recognized on an accelerated basis over the vesting period.

FAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. Our estimated forfeiture rate in the first quarter of fiscal 2006 is 4%. If the actual number of forfeitures differs from those we estimated, additional adjustments to compensation expense may be required in future periods. For periods prior to January 1, 2006 we used actual forfeitures to adjust stock-based compensation expense for the unvested forfeited options.  Had we estimated the number of options expected not to vest, the effect on stock-based compensation expense would have been immaterial, therefore we have not recorded a cumulative effect adjustment required under the provisions of FAS 123R.

Description of Share-based Payment Plans In 2000, we adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provided for the granting of stock options to our employees, consultants and non-employee directors. We reserved 3,000,000 shares of Class A Common Stock for issuance pursuant to the 2000 Plan. Following the adoption of the 2004 Equity Incentive Plan in July 2004, no more options will be issued under the 2000 Stock Option Plan. Grants, net of shares exercised and forfeited, under our 2000 Stock Option Plan totaled 1,270,706 shares at March 31, 2006.

In July 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”). Awards under the Plan can be a combination of stock options, stock appreciation rights , restricted stock, unrestricted stock, stock units (including restricted stock units), performance awards, cash awards and other awards not described that are convertible into or otherwise based on the our stock. To date, only stock option awards have been granted under the Plan. Options under both the 2000 plan and the 2004 Plan may be granted for periods up to 10 years. Options granted under either plan may be either Incentive Stock Options (“ISO’s”) or non-qualified stock options. The exercise price of an ISO cannot be less than 100% of the estimated fair value of the common stock at the date of grant. To date, options granted to employees generally vest over four years. A total of 3,000,000 shares are currently available for grant under the 2004 Plan.

Impact of the Adoption of FAS 123R The following table shows the share-based compensation expense related to employee grants recorded in the three months ended March 31, 2006:
For the three months ended
March 31, 2006
Share-based payment expense in:
Research and development expense	$76,000
Marketing, general and administrative expense	318,000
$394,000

Our basic and diluted earnings per share was $0.02 lower after reflecting the provisions of FAS 123R than it would have been under the provisions of APB 25. The table above excludes $1,000 of non-employee option expense accounted for in accordance with ETIF 96-18.

Cash received from the exercise of options totaled $20,000 and $91,000 for the three months ended March 31, 2006 and 2005, respectively. No tax benefit was recognized related to share-based compensation expense since we have never reported taxable income and have established a full valuation allowance to offset all of the potential tax benefits associated wit our deferred tax assets. Additionally, no share-based compensation expenses were capitalized during the periods presented.

Valuation assumptions We use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions during each respective period:

	Three Months Ended March 31,
	2006	2005
Risk Free Interest Rate	4.61%	4.32%
Expected Life (in years)	6.3	5.6
Dividend Yield	0.0%	0.0%
Volatility	74.0%	83.0%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected term of the option is based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 107. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

Share-based Payment Award Activity The following table summarizes the activity under our Option Plans for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,274,956	$5.15
Granted	33,500	4.22
Exercised	(10,000)	2.00
Forfeited/expired/cancelled	(26,750)	7.92
Outstanding at March 31, 2006	2,271,706	$5.12	7.29	$1,486,000
Options exercisable at March 31, 2006	1,488,537	$5.53	6.71	$1,120,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at March 31, 2006.

The weighted average grant date fair value of options granted was $2.93 and $3.60 during the three months ended March 31, 2006 and 2005, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $18,000 and $70,000, respectively, determined as of the date of option exercise. The aggregate fair value of stock options vested during the three months ended March 31, 2006 and 2005 was $550,000 and $397,000, respectively.

As of March 31, 2006, there was approximately $1.4 million, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a weighted average period of 2 years.

Pro forma information for periods prior to the adoption of FAS 123R The following table shows the pro forma effect on our net income and net income per share for the quarter ended March 31, 2005, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. Stock-based compensation for the first quarter of fiscal 2006 has been included in results of operations. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

For the three months ended
March 31, 2005
Net loss available to common shareholders, as reported	$(2,878,000)
Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	145,000
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	(547,000)
Net loss available to common shareholders, pro forma	(3,280,000)
Net loss per share, as reported (basic and diluted)	($0.17)
Net loss per share, pro forma (basic and diluted)	($0.20)

6. Shareholder’s Equity

Deferred stock-based compensation On January 1, 2006 we adopted the fair value recognition provisions of FAS 123R. Prior to January 1, 2006, we accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18. At December 31, 2005, the balance in Deferred stock-based compensation totaled $215,000, which amount was reclassified to Additional paid-in capital under the provisions of FAS 123R.

7. Segment information

Prior to the current quarter, we operated our business as a single segment. We changed our organizational structure during the quarter ended March 31, 2006, creating two business segments to exploit opportunities we are pursuing, Bioscience and Electro-optics. Each operating segment has separate management, research and development and sales and marketing team members, and each unit operates without regard to geographic region. Revenues and expenses associated with each business segment are recorded directly, while shared research and development and corporate expenses attributable to segment operations are allocated based upon actual labor costs recorded to each segment. Periods prior to March 2006 have been restated to reflect our best estimates of segment activity as if they had been in existence during the comparative periods.

The revenues, costs, profits and identifiable assets by reportable segment are as follows:
Three months ended March 31, 2006	Bioscience	Electro-optics	Reconciling amounts	Total

Revenues	$-	$503,000	$-	$503,000
Total segment operating loss	$(874,000)	$(1,021,000)	$(1,433,000)	$(3,328,000)
Depreciation	$29,000	$216,000	$54,000	$299,000
Identifiable assets (at March 31, 2006)	$231,000	$941,000	$19,619,000	$20,791,000

Three months ended March 31, 2005	Bioscience	Electro-optics	Reconciling amounts	Total

Revenues	$-	$240,000	$-	$240,000
Total segment operating loss	$(596,000)	$(1,145,000)	$(1,306,000)	$(3,047,000)
Depreciation	$35,000	$259,000	$47,000	$341,000
Identifiable assets (at December 31, 2005)	$100,000	$639,000	$22,967,000	$23,706,000

Reconciling amounts include certain corporate expenses are not allocated to our segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which should be read in conjunction with our financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2006, includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Lumera, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “will,” “anticipate,” “estimate,” “project,” “plan,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth under the caption “Risk Factors” In our most recently filed annual report on Form 10-K (as updated under “Risk Factors” below).

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

From inception through 2004, we concentrated primarily on the development of our technology and potential products. To date, substantially all of our revenues have come from contracts to develop custom-made electro-optic materials and devices for government agencies. As we transition to a product-based company, we expect to record both revenue and expense from product sales, to incur increased costs for sales and marketing and to increase general and administrative expense. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations. Until December 31, 2003, we were considered to be in the development stage. Products for wireless networking and biochip applications became available for customer evaluation in early 2004; therefore, we were considered to have exited the development stage in 2004.

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

During March of 2006 we changed the organizational structure of our business to focus on our primary markets, creating two distinct business units: bioscience and electro-optics. The status of Lumera’s product commercialization efforts in each of our business segments is summarized below:

Bioscience

We are developing disposable biochips fabricated for both DNA and protein analysis and a Surface Plasmon Resonance (“SPR”) biosensor designed to enable detection and analysis of possible drug candidates that target protein molecules, biomarker discovery and protein pathway elucidation.

Our NanoCapture™ Arrays are biochips that are coated with our proprietary hydrophobic and hydrophilic polymers. The hydrophobic (water-resistant) polymers surround the microwells on the biochips, better containing the DNA samples in the hydrophilic (water-attracting) polymer coated microwells and reducing cross-contamination between wells. Unlike most other currently available biochips that use Teflon™ to produce microwells, we use a very thin layer of polymer coating on our NanoCapture™ Arrays, providing a cost-effective alternative to Teflon™. Because our polymer coatings are applied to our NanoCapture™ Arrays in very thin layers, these biochips provide the ability to isolate and contain extremely small amounts of samples for testing. This allows the production of biochips that can hold large numbers of samples on the same biochip, providing high throughput with minimal sample volumes. In addition, the polymers we use on our NanoCapture™ Arrays are compatible with silicon, glass, metal, plastic or other materials that provide the base layer for biochips, allowing for a wide range of additional applications. Our NanoCapture™ Arrays can be used in a broad range of biotechnology applications and are currently being tested by major research centers.

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

We are developing a high-throughput, label-free detection platform consisting of our ProteomicProcessor and NanoCapture™ Array technology. The ProteomicProcessor tool reads our high density NanoCapture™ Microarrays in real-time, without the use of molecular labels. By combining these technologies, researchers will be able to more quickly isolate, compile and process large amounts of data at high-speeds to accelerate proteomic research.

We are currently implementing design and functional refinements, developing five third-generation machines for customer delivery beginning in the second quarter of 2006. With the introduction and market testing of our biosensor, we determined that the surest path to achieving market acceptance was to collaborate with world opinion leaders to establish the viability and validity of our products. The traditional commercial markets - e.g., large pharmaceutical companies and biotech companies - look to recognized research organizations and universities for development of core research methodologies. Demonstrating the value of our products through these opinion leaders will, therefore, allow us to be in a stronger position when we approach these commercial markets later in the year. We will seek to collaborate with additional research centers and universities to develop the ProteomicProcessor to its full commercial potential along with the biochips that will support the resultant applications.

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

During the first quarter of 2006, we received an order from Optoelectronics Industry Development Association (OIDA). OIDA administers the Photonics Technology Access Program for interaction with Duke University’s Pratt School of Engineering. Lumera will be working with Duke to develop optical interconnect and wafer scale photonic integrated devices. The modulators will be used as optical interconnects in Duke’s integrated optoelectronic micro and nano-systems.

We are also developing terahertz systems which could be used in communication systems applications and in security related applications. We anticipate that working prototypes will be available in late 2006. Potential customers for these systems include various broadcasting companies as well as defense and security agencies.

Historically, substantially all Electro-optics segment revenue has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices.

Results of Operations

Business Segments During March 2006 we changed the organizational structure of our business, creating two distinct segments: bioscience and electro-optics. Revenues and expenses associated with each business segment are recorded directly, while shared research and development and corporate expenses attributable to segment operations are allocated based upon actual labor costs recorded to each segment. Periods prior to March 2006 have been restated to reflect our best estimates of segment activity as if they had been in existence during the comparative periods.

Revenue Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices. Backlog on our governmental contracts totaled $840,000 at March 31, 2006.

Prospectively, we intend to also generate revenue through sales of bioscience and electro-optics products to original equipment manufacturers, or OEMs, and industry partners and through development contracts. We expect that future revenue from U.S. government contracts will decrease as a percentage of revenue and that product revenue from the sale of commercial products will increase both on a dollar basis and as a percentage of revenue in future years.

Cost of Revenue Historically, cost of revenue has consisted primarily of the direct and allocated indirect costs of performing on development contracts. Direct costs include labor, materials and other costs incurred directly in performing specific projects. Indirect costs include labor and other costs associated with our research and product development efforts and building our technical capabilities and capacity. The cost of revenue can fluctuate substantially from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred. The cost of revenue as a percentage of revenue can fluctuate significantly from period to period depending on the contract mix, the cost of future planned products and the level of direct and indirect cost incurred.

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

Research and Development Expense Research and development expense consists primarily of:

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

Marketing, General and Administrative Expense Marketing, general and administrative expense consists primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including accounting and legal fees, consulting fees and other operating expenses. It also consists of costs associated with corporate awareness campaigns such as web site development and participation at trade shows, corporate communications initiatives and efforts with potential customers and joint venture partners to identify and evaluate product applications in which our technology could be integrated or otherwise used.

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

Interest Income Interest income consists of earnings from investment securities. Dividend and interest income are recognized when earned. Realized gains and losses are included in other income.

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

We believe the following accounting policies require our more significant judgments and estimates used in the preparation of our financial statements. These critical accounting estimates are consistent with those disclosed in our Annual Report on Form 10-K, except as noted.

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

Contract Estimates We estimate contract costs based on the experience of our professional researchers, the experience we have obtained in our internal research efforts, and our performance on previous contracts. We believe this allows us to reasonably estimate the tasks required and the contract costs; however, there are uncertainties in estimating these costs, such as the ability to identify precisely the underlying technical issues hindering development of the technology; the ability to predict all the technical factors that may affect successful completion of the proposed tasks; and the ability to retain researchers having enough experience to complete the proposed tasks in a timely manner. Should actual costs differ materially from our estimates, we may have to adjust the timing and amount of revenue we recognize. To date, we have mitigated the risk of failing to perform under these contracts by negotiating best efforts provisions, which do not obligate us to complete contract product deliverables.

Stock-based Compensation We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) on January 1, 2006 and have applied the provisions of Staff Accounting Bulletin No. 107 (SAB 107) issued by the SEC in March 2005. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations and we accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18. We also complied with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which required fair value recognition for employee stock-based compensation.

We adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. For the three months ended March 31, 2006, we recorded $395,000 of stock-based compensation in operating expense, reducing our earnings per share by $0.02. The results for the prior periods have not been restated.

We elected to continue using the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as we used previously under the disclosure-only provisions of SFAS 123. Previously measured but unrecognized compensation expense for all unvested options outstanding as of January 1, 2006 and share-based payments granted subsequent to January 1, 2006, compensation expense, both based on the fair value on the date of grant, will be recognized on an accelerated basis over the vesting period. As of December 31, 2005, there was $1.7 million, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over the next two years. Going forward, stock compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

We continue to use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected term of the option is based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 107. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. During the first quarter of 2006 our expected volatility rate is 74% and our expected term is 6.25 years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

FAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Our estimated forfeiture rate in the first quarter of 2006 is 4%. If the actual number of forfeitures differs from those we estimated, additional adjustments to compensation expense may be required in future periods. We may also modify the method in which we issue incentive awards to our employees through stock-based compensation in future periods. For periods prior to January 1, 2006 we reversed previously recorded stock-based compensation expenses related to forfeitures of unvested options.  Had we estimated the number of options expected not to vest, the effect on stock-based compensation expense would have been immaterial, therefore we have not recorded a cumulative effect adjustment related to the change in accounting principle.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

Summary

	For the three months ended March 31,
(unaudited)	2006	2005

Revenue	$503,000	$240,000
Cost of revenue	258,000	168,000
Research and development expenses	1,578,000	1,645,000
Marketing, general and administrative expenses	1,995,000	1,474,000
Interest income	208,000	169,000

Revenue. Revenue increased by $263,000 for the three months ended March 31, 2006 primarily due to increased levels of government contract activity. Aggregate revenue on governmental contracts totaled $483,000 for the three months ended March 31, 2006, an increase of $242,000 over the comparative period primarily due to increased activity on the larger of our two contracts. Backlog on our governmental contracts totaled $840,000 at March 31, 2006. Electro-optic product revenues totaled $20,000 in the quarter ended March 31, 2006.

Cost of Revenue. Cost of revenue increased by $90,000 for the three months ended March 31, 2006 primarily due to higher labor, materials and related overhead charges applied to our governmental contracts during the quarter ended March 31, 2006. Contract costs declined to 53% of contract revenue for the quarter ended March 31, 2006 from 70% for the quarter ended March 31, 2005 due to lower overhead allocations rates applied to contract labor in the current period.

Research and Development Expense. Research and development expense decreased $67,000 for the three months ended March 31, 2006. Expenses associated with our various agreements with the University of Washington, which are summarized in the table below, declined by approximately $350,000 compared to the quarter ended March 31, 2005. Increased government contract activities resulted in additional labor and related overhead costs to be allocated to cost of revenue reducing research and development expense by $60,000 during the current quarter. License and royalty fees declined by $58,000 compared to the quarter ended March 31, 2006 due primarily to our 2005 technology acquisition from Sensium Technologies. Materials and supplies costs were $42,000 lower due primarily to expenses classified as inventories during the current quarter. Professional fees related to product development activities increased by $207,000 in the current quarter. Compensation costs related to additional research personnel increased by $154,000 during the current quarter. Non-cash stock-based compensation costs increased $79,000 during the quarter ended March 31, 2006 associated primarily due to the adoption of FAS 123R.

The following table summarizes payments made and expense recorded under the various University of Washington Agreements during the three months ending March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005

Payments made	$44,000	$375,000

Sponsored research	$-	$325,000
Optical materials	25,000	50,000
Minimum royalty	19,000	19,000
Expenses recorded on payments	$44,000	$394,000
Total expense recorded	$44,000	$394,000

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $521,000 to $1,995,000 for the quarter ended March 31, 2006, from $1,474,000 for the quarter ended March 31, 2005. Contributing to higher expense were increased non-cash stock based compensation costs during the quarter ended March 31, 2006 of $192,000, due primarily to the adoption of FAS 123R. Compensation expense associated with additional marketing and finance personnel and incentive compensation expense increased by $189,000 in the quarter ended March 31, 2006. General administrative expenses, including travel and facilities expenses increased $107,000 in the quarter ended March 31, 2006 primarily due to increased product commercialization activities and increased facilities costs to accommodate growth. Professional services increased $73,000 during the quarter ended March 31, 2006 primarily due to increased business consulting, legal and accounting fees.

Interest Income. Interest income increased $39,000 to $208,000 for the quarter ended March 31, 2006, from $169,000 for the quarter ended March 31, 2005. Increased investment returns in the current quarter more than offset the decline in comparative investment balances.

Segment Revenues and Operating Loss

Our business segments are Bioscience and Electro-optics. Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information presented in Note 7 - Segment Information is presented on a basis consistent with our internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately. Prior period results have been restated to reflect our recent internal organization changes to conform to the current period presentation.

Bioscience

	For the three months ended March 31,		Percentage
	2006	2005	Change
Operating loss	$(874,000)	$(596,000)	47%

Operating Loss. Our Bioscience segment operating loss increased by $278,000 for the three months ended March 31, 2006 primarily due to additional personnel and efforts to complete second generation beta SPR machines. Compensation expense associated with additional research personnel increased by $204,000, general administrative expenses and professional fees increased by $105,000 and $55,000, respectively, both associated with product commercialization efforts and non-cash share-based compensation increased by $32,000 due to our adoption of FAS 123R, all during the three months ended March 31, 2006. License and royalty fees and materials expenses declined by $112,000 during the three months ended March 31, 2006 due to expenses associated with our January 2005 Sensium license acquisition.

Electro-optics

	For the three months ended March 31,		Percentage
	2006	2005	Change
Revenue	$503,000	$240,000	110%
Operating loss	$(1,021,000)	$(1,145,000)	-11%

Revenue. Revenue increased by $263,000 for the three months ended March 31, 2006 primarily due to increased levels of government contract activity. Aggregate revenue on governmental contracts totaled $483,000 for the three months ended March 31, 2006, an increase of $242,000 over the comparative period primarily due to increased activity on the larger of our two contracts. Backlog on our governmental contracts totaled $840,000 at March 31, 2006. Electro-optic product revenues totaled $20,000 in the quarter ended March 31, 2006.

Operating Loss. Our Electro-optics segment operating loss declined by $124,000 for the three months ended March 31, 2006. Gross profit, primarily related to higher governmental contract revenue, increased by $173,000 while operating costs increased by $49,000 during the three months ended March 31, 2006. Segment consulting, general and administrative activities associated with product commercialization efforts increased by $232,000, compensation expense increased by $123,000 during the current quarter as fewer shared resources were allocated to other segment activities in the current quarter, and non-cash share-based compensation increased by $64,000 due to our adoption of FAS 123R, all during the three months ended March 31, 2006. Expenses associated with our various agreements with the University of Washington declined by approximately $350,000 compared to the quarter ended March 31, 2005. Increased government contract activities resulted in additional labor and related overhead costs to be allocated to cost of revenue reducing research and development expense by $61,000 during the current quarter.

Corporate Expenses

	For the three months ended March 31,		Percentage
	2006	2005	Change
Corporate expenses	$(1,433,000)	$(1,306,000)	10%

Corporate expenses. Certain corporate expenses are not allocated to our segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

Total corporate expenses increased by $127,000 in the three months ended March 31, 2006. Contributing to higher expense in were increased non-cash stock based compensation costs of $174,000 due primarily to the adoption of FAS 123R, and increased compensation costs of $26,000 related to added headcount, all during the three months ended March 31, 2006. Professional fees for investor relations, legal and general consulting decreased $71,000 in the three months ended March 31, 2006 due to lower levels of recurring activity compared to the prior year quarter.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common and convertible preferred stock, convertible notes and, to a lesser extent, through revenues from development contracts and sales of services. We had an accumulated deficit of $51.8 million as of March 31, 2006. We had $18.0 million in cash and cash equivalents and investment securities held for sale at March 31, 2006, all of which are classified as short term with maturities less than 12 months beyond the balance sheet date.

Net cash used in operating activities increased by $297,000 to $2,828,000 for the three months ended March 31, 2006 from $2,531,000 for the three months ended March 31, 2005. The Company’s net loss before non-cash expenses increased $138,000 due primarily to higher levels of government contract revenue and interest income, mostly offset by increased operating expenditures. Changes in other current asset and liability accounts during the quarter ended March 31, 2006 reflect a use of cash of $367,000, $159,000 higher than the prior year period due primarily to payments made for accrued license and royalty costs during the three months ended March 31, 2006.

Net cash provided by investing activities increased by $170,000 to $2,006,000 for the three months ended March 31, 2006 from $1,836,000 for the three months ended March 31, 2005. $700,000 was used to purchase a restricted security pledged as collateral on our April 2006 facilities lease. Capital expenditures were $317,000 for the three months ended March 31, 2006 compared with $167,000 for the three months ended March 31, 2005. Maturities of investment securities, net of reinvestments totaled $2.3 million for the three months ended March 31, 2006 compared to $2.1 million for the three months ended March 31, 2005.

Net cash provided by financing activities totaled $20,000 and $91,000 for the three months ended March 31, 2006 and 2005, respectively, all from the net proceeds from the sale of stock options.

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

We expect that our cash used in operations will increase during 2006 and beyond as a result of:

•	increased production spending as our products are accepted and sold;
•	increased spending on marketing activities as our products are introduced into our target markets;
•	the addition of sales, marketing, technical and other staff to sell products, meet production needs and continue with future development efforts;
•	purchases of additional laboratory and production equipment and tenant improvements;
•	the development of strategic relationships with systems and equipment manufacturers; and
•	increases in our general and administrative activities related to our operations as a public company and related corporate compliance requirements.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that the $18.0 million in cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations through at least the end of 2007 (See Risk Factors). We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the first three months of fiscal 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those included in our annual report on Form 10-K.

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

LUMERA CORPORATION

Date: May 11, 2006	/s/ THOMAS D. MINO
Thomas Mino
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2006	/s/ PETER J. BIERE
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