Form 10-Q
period 2006-06-30
LUMERA CORP
filed 2006-08-11
CIK 1137399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer   ☐         Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒.

As of August 1, 2006, 16,789,366 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMERA CORPORATION

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$4,805,000	$4,885,000
Investment securities, available-for-sale, current	10,886,000	16,871,000
Accounts receivable	184,000	-
Costs and estimated earnings in excess of billings on uncompleted contracts	185,000	77,000
Inventories	196,000	-
Other current assets	238,000	551,000
Total current assets	16,494,000	22,384,000

Property and equipment, net	1,490,000	1,276,000
Restricted Investments	700,000	-
Other assets	46,000	46,000
TOTAL ASSETS	$18,730,000	$23,706,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITES
Accounts payable	$636,000	$493,000
Accrued liabilities	1,123,000	1,059,000
Total current liabilities	1,759,000	1,552,000

Other Long-term liabilities	103,000	-
Total liabilities	1,862,000	1,552,000

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized; 16,789,366 shares issued and outstanding at June 30, 2006, and 16,748,116 shares issued and outstanding at December 31, 2005	17,000	17,000
Additional Paid-in Capital	71,859,000	71,070,000
Deferred stock-based compensation	-	(215,000)
Accumulated other comprehensive loss	(14,000)	(18,000)
Accumulated deficit	(54,994,000)	(48,700,000)
Total shareholders' equity	16,868,000	22,154,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,730,000	$23,706,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue	$665,000	$348,000	$1,168,000	$588,000
Cost of revenue	446,000	164,000	704,000	332,000
GROSS PROFIT	219,000	184,000	464,000	256,000

Research and development expense	1,605,000	1,890,000	3,183,000	3,535,000
Marketing, general and administrative expense	1,989,000	1,375,000	3,984,000	2,849,000

Total operating expenses	3,594,000	3,265,000	7,167,000	6,384,000

Loss from operations	(3,375,000)	(3,081,000)	(6,703,000)	(6,128,000)

Interest income	201,000	155,000	409,000	324,000

Net loss	(3,174,000)	(2,926,000)	(6,294,000)	(5,804,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,174,000)	$(2,926,000)	$(6,294,000)	$(5,804,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.19)	$(0.18)	$(0.38)	$(0.35)

WEIGHTED-AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	16,772,141	16,582,253	16,764,615	16,573,922

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net loss	$(3,174,000)	$(2,926,000)	$(6,294,000)	$(5,804,000)

Unrealized holding gain (loss) on investment securities, available-for-sale	(1,000)	59,000	4,000	32,000
Comprehensive loss	$(3,175,000)	$(2,867,000)	$(6,290,000)	$(5,772,000)

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2006 TO JUNE 30, 2006
(Unaudited)
	Common Stock		Paid-in Capital	Deferred Stock Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	$	$	$	$	$	$
Balance at January 1, 2006	16,748,116	17,000	71,070,000	$(215,000)	$(18,000)	$(48,700,000)	$22,154,000

Exercises of options	41,250	-	83,000				83,000
Reclassification resulting from the adoption of FAS 123R			(218,000)	215,000			(3,000)
Stock Option Expense			924,000				924,000
Other comprehensive income					4,000		4,000
Net Loss						(6,294,000)	(6,294,000)
Balance at June 30, 2006	16,789,366	17,000	71,859,000	-	(14,000)	(54,994,000)	16,868,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005

Cash flows from operating activities
Net loss	$(6,294,000)	$(5,804,000)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	527,000	670,000
Noncash expenses related to issuance of stock, options and amortization of deferred compensation	924,000	302,000
Amortization on investments	(94,000)	194,000
Noncash deferred rent, net	103,000	-
Change in
Accounts receivable	(184,000)	32,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(108,000)	(219,000)
Other current assets	117,000	75,000
Accounts payable	(10,000)	(175,000)
Accrued liabilities	61,000	148,000
Research liability	-	(101,000)
Net cash used in operating activities	(4,958,000)	(4,878,000)

Cash flows from investing activities
Purchases of investment securities	(8,817,000)	(2,494,000)
Maturities of investment securities	14,900,000	7,000,000
Purchases of restricted investments	(700,000)	-
Purchases of property and equipment	(588,000)	(239,000)
Net cash provided by investing activities	4,795,000	4,267,000

Cash flows from financing activities:
Net proceeds from the exercise of stock options	83,000	121,000
Net cash provided by financing activities	83,000	121,000

Net decrease in cash and cash equivalents	(80,000)	(490,000)
Cash and cash equivalents at beginning of period	4,885,000	3,505,000

Cash and cash equivalents at end of period	$4,805,000	$3,015,000

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

These financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contain all of the adjustments (normal and recurring in nature) necessary, in our opinion, to state fairly our financial position as of June 30, 2006 and the results of operations and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to the current periods presentation with no effect on previously reported: net assets; net cash flows from operating, investing or financing activities; or net income. The results of operations for the periods presented may not be indicative of those you may expect for the full year or any future period.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock. As of June 30, 2006 and 2005, we had outstanding common stock options and warrants to purchase an aggregate of 3,869,339 and 2,688,389 shares, respectively, which were excluded from the calculation of diluted earnings per share.

3. Inventories

Inventories at June 30, 2006 were comprised of $196,000 of work-in-process inventories, stated at the lower of cost or market value.

4. Property and equipment

Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the initial lease term.

A summary of property and equipment at June 30, 2006 and December 31, 2005 follows:

	June 30,	December 31,
	2006	2005
Computer equipment	$686,000	$644,000
Furniture and office equipment	20,000	20,000
Lab equipment	4,011,000	3,513,000
Leasehold improvements	2,879,000	2,831,000
Accrued leasehold improvements	153,000	-
	$7,749,000	$7,008,000
Less: Accumulated depreciation	(6,259,000)	(5,732,000)
	$1,490,000	$1,276,000

Accrued leasehold improvements at June 30, 2006 are not included in purchases of property and equipment in the Condensed Statements of Cash Flows.

5. Restricted Investments

Restricted investments includes $700,000 set aside in satisfaction of the letter of credit provisions of our April 2006 facilities lease which has an initial term of 5 years. The investments consist of marketable securities classified as long term due to the length of the lease commitment.

6. Stock-Based Compensation

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) on January 1, 2006 and have applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005. We adopted FAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior period results have not been revised.

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

FAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. Our estimated forfeiture rate in each of the first two quarterly periods of 2006 is 4%. If the actual number of forfeitures differs from those we estimated, additional adjustments to compensation expense may be required in future periods. For periods prior to January 1, 2006, we used actual forfeitures to adjust stock-based compensation expense for the unvested forfeited options.  Had we estimated the number of options expected not to vest, the effect on stock-based compensation expense would have been immaterial, therefore we have not recorded a cumulative effect adjustment required under the provisions of FAS 123R.

Description of Share-based Payment Plans In 2000, we adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provided for the granting of stock options to our employees, consultants and non-employee directors. We reserved 3,000,000 shares of Class A Common Stock for issuance pursuant to the 2000 Plan. Following the adoption of the 2004 Equity Incentive Plan in July 2004, no more options will be issued under the 2000 Stock Option Plan. Grants, net of shares exercised and forfeited, under our 2000 Stock Option Plan totaled 1,227,581 shares at June 30, 2006.

In July 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”). Awards under the Plan can be a combination of stock options, stock appreciation rights , restricted stock, unrestricted stock, stock units (including restricted stock units), performance awards, cash awards and other awards not described that are convertible into or otherwise based on the value of our stock. To date, only stock option awards have been granted under the Plan. Options under both the 2000 plan and the 2004 Plan may be granted for periods up to 10 years. Options granted under either plan may be either Incentive Stock Options (“ISO’s”) or non-qualified stock options. The exercise price of an ISO cannot be less than 100% of the estimated fair value of the common stock at the date of grant. To date, options granted to employees generally vest over four years. A total of 3,000,000 shares are currently available for grant under the 2004 Plan.

Impact of the Adoption of FAS 123R The following table shows the share-based compensation expense related to employee grants for the periods presented:
	For the three months ended	For the six months ended
	June 30,	June 30,
	2006	2006
Share-based payment expense included in:
Research and development expense	$65,000	$141,000
Marketing, general and administrative expense	444,000	762,000
	$509,000	$903,000

Our basic and diluted earnings per share was $0.03 lower after reflecting the provisions of FAS 123R than it would have been under the provisions of APB 25. The table above excludes $20,000 and $21,000, respectively, for the three and six months ended June 30, 2006 of non-employee option expense accounted for in accordance with EITF 96-18.

Cash received from the exercise of options totaled $62,000 and $83,000 for the three and six months ended June 30, 2006 and $30,000, respectively, and $121,000 for the three and six months ended June 30, 2005, respectively. No tax benefit was recognized related to share-based compensation expense since we have never reported taxable income and have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. Additionally, no share-based compensation expenses were capitalized during the periods presented.

Valuation assumptions We determine the fair value of share-based payments using the Black-Scholes option pricing model which requires the use of several complex and subjective variables including the risk free interest rate, the expected stock price volatility, the expected life of option grants which is impacted by actual and estimated forfeitures and option exercise behaviors and our expected dividend policies.

The risk-free rates, based on the U.S. Treasury yield curve in effect at the time of grant, ranged from 4.52% to 5.13% during the six months ended June 30, 2006 and from 3.71% to 4.34% during the six months ended June 30, 2005, respectively. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. Our estimates of volatility ranged from 65% to 74% for the six months ended June 30, 2006 and were 83% during the same periods in 2005. The expected term of the option, based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 107, is estimated to be 6.25 years. We do not anticipate declaring dividends in the foreseeable future.

Share-based Payment Award Activity The following table summarizes the activity under our Option Plans for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,274,956	$5.16

Granted	799,900	$3.78

Exercised	(41,250)	2.00

Forfeited/expired/cancelled	(49,813)	6.67

Outstanding at June 30, 2006	2,983,793	$4.80	7.46	$617,000

Options exercisable at June 30, 2006	1,545,317	$5.52	6.50	$477,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at June 30, 2006.

The weighted average grant date fair value of options granted was $2.43 and $3.26 during the three months ended June 30, 2006 and 2005, respectively. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2006 and 2005 was $54,000 and $85,000, respectively, determined as of the date of option exercise. The aggregate fair value of stock options vested during the three months ended June 30, 2006 and 2005 was $340,000 and $394,000, respectively.

As of June 30, 2006, there was approximately $2.5 million, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a weighted average period of 2 years.

Pro forma information for periods prior to the adoption of FAS 123R The following table shows the pro forma effect on our net income and net income per share had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 for the periods presented. Stock-based compensation for fiscal 2006 has been included in results of operations. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

	For the three months ended	For the six months ended
	June 30,	June 30,
	2005	2005
Net loss available to common shareholders, as reported	$(2,926,000)	$(5,804,000)
Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	123,000	268,000
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	(682,000)	(1,229,000)
Net loss available to common shareholders, pro forma	(3,485,000)	(6,765,000)
Net loss per share, as reported (basic and diluted)	($0.18)	($0.35)
Net loss per share, pro forma (basic and diluted)	($0.21)	($0.41)

7. Shareholder’s Equity

Deferred stock-based compensation On January 1, 2006, we adopted the fair value recognition provisions of FAS 123R. Prior to January 1, 2006, we accounted for equity instruments issued to employees in accordance with the provisions of APB 25 and equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18. At December 31, 2005, the balance in Deferred stock-based compensation totaled $215,000, which amount was reclassified to Additional paid-in capital under the provisions of FAS 123R.

8. Segment information

Prior to March 2006, we operated our business as a single segment. We changed our organizational structure during the quarter ended March 31, 2006, creating two business segments to exploit opportunities we are pursuing, Bioscience and Electro-optics. Each operating segment has separate management, research and development and sales and marketing team members, and each unit operates without regard to geographic region. Revenues and expenses associated with each business segment are recorded directly, while shared research and development and corporate expenses attributable to segment operations are allocated based upon actual labor costs recorded to each segment. Periods prior to March 2006 have been revised to reflect our best estimates of segment activity as if they had been in existence during the comparative periods.

The revenues, costs, profits and identifiable assets by reportable segment are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
Bioscience	$107,000	$-	$107,000	$-
Electro-optics	558,000	348,000	1,061,000	588,000
Total	$665,000	$348,000	$1,168,000	$588,000

Operating Loss
Bioscience	$(1,109,000)	$(608,000)	$(1,983,000)	$(1,204,000)
Electro-optics	(872,000)	(1,190,000)	(1,893,000)	(2,335,000)
Reconciling amounts	(1,394,000)	(1,283,000)	(2,827,000)	(2,589,000)
Total	$(3,375,000)	$(3,081,000)	$(6,703,000)	$(6,128,000)

Depreciation
Bioscience	$61,000	$34,000	$90,000	$69,000
Electro-optics	104,000	248,000	320,000	507,000
Reconciling amounts	63,000	48,000	117,000	95,000
Total	$228,000	$330,000	$527,000	$671,000

Identifiable Assets (1)
Bioscience	$324,000	$100,000	$324,000	$100,000
Electro-optics	927,000	639,000	927,000	639,000
Reconciling amounts	17,479,000	22,967,000	17,479,000	22,967,000
Total	$18,730,000	$23,706,000	$18,730,000	$23,706,000

    (1) Identifiable assets for 2005 are as of December 31, 2005

Reconciling amounts include certain corporate expenses not allocated to our segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

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

 From inception through 2004, we concentrated primarily on the development of our technology and potential products. To date, substantially all of our revenues have come from contracts to develop custom-made electro-optic materials and devices for government agencies. As we transition to a product-based company, we expect to record both revenue and expense from product sales, to incur increased costs for sales and marketing and to increase general and administrative expense. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations. Until December 31, 2003, we were considered to be in the development stage. We made products for wireless networking and biochip applications became available for customer evaluation in early 2004; therefore, we were considered to have exited the development stage in 2004.

In 2004, we also began the development of our label-free, high throughput detection system and related biochip products aimed primarily at the growing proteomics marketplace. We also continued the development of our polymer modulators, and pending demand for higher bandwidth and speeds from optical communications equipment suppliers, we have been developing other applications for our modulators such as millimeter wave detection and communication systems. We currently have products being evaluated by customers and potential customers in each of our product areas.

During March of 2006, we changed the organizational structure of our business to focus on our primary markets, creating two distinct business units: bioscience and electro-optics. The status of Lumera’s product commercialization efforts in each of our business segments is summarized below:

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

In early 2005, we acquired exclusive rights within our markets to Helix Biopharma’s Heterodimer Protein Technology (“HPT”). The combination of Helix’s HPT technology and our proprietary nanosurface modification chemistry will, for the first time, allow researchers to consistently utilize existing DNA arrays to produce protein arrays that accurately mimic the native living cell environment of the body. This is important because other methods in use denature the protein by causing it to unfold so that some of its original properties are diminished or eliminated.

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

Our commercialization strategy is to place a number of pre-commercial devices with our collaboration partners and research institutions to generate data useful for external validation, to speed application development efforts and to strengthen the functionality of our upcoming commercial release. During the quarter ending June 30, 2006, we delivered three beta ProteomicProcessors to Baylor University, Harvard Medical School and to the Institute for Systems Biology. In July we placed an additional unit with the Medical School of South Carolina. We are building 5 additional units scheduled for placement during of the third and fourth quarters of 2006. We are currently implementing design and functional refinements into our next generation processor to support our commercial launch in January 2007.

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

We are also developing millimeter wave systems which could be used in wireless communication systems applications and in security related applications. We anticipate that working prototypes will be available in late 2006. Potential customers for these systems include various telecommunications and broadcasting companies as well as defense and security agencies.

We recently announced that the Defense Advanced Research Projects Agency (DARPA) awarded us an 18 month, $3.45 million contract which, based on the achievements of certain milestones, will be followed by a twelve month, $2.43 million contract for a total of $5.9 million over thirty months, less if milestones deliveries are accelerated. The objective of the project, which began in July 2006, is to provide high performance polymer optical modulators that are critical in leading-edge defense applications, including terrestrial and satellite RF photonic links and phased array radar. The scope of the thirty month multi-phase project, which can be shortened with acceleration of deliverables, involves developing materials with unprecedented electro-optic coefficients, with qualified thermal and photo-stability and processing them into devices. The combination of reduced drive voltage and optical loss will enable defense applications that are impractical with currently available optical modulator technologies.

Historically, substantially all electro-optics segment revenue has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors, primarily to develop specialized electro-optic polymer materials and devices.

Results of Operations

Business Segments During March 2006, we changed the organizational structure of our business, creating two distinct segments: bioscience and electro-optics. Revenues and expenses associated with each business segment are recorded directly, while shared research and development and corporate expenses attributable to segment operations are allocated based upon actual labor costs recorded to each segment. Periods prior to March 2006 have been revised to reflect our best estimates of segment activity as if they had been in existence during the comparative periods.

Revenue Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices. Backlog on our governmental contracts totaled $3,756,000 at June 30, 2006 including the contract recently awarded to us by DARPA. The first phase of this contract totals $3.45 million contract which, based on the achievements of certain milestones, will be followed by a $2.43 million contract for a total of $5.9 million.

Prospectively, we intend to also generate revenue through sales of bioscience and electro-optics products to original equipment manufacturers, or OEMs, and industry partners and through development contracts. We expect that future revenue from U.S. government contracts will decrease as a percentage of revenue and that product revenue from the sale of commercial products will increase both on a dollar basis and as a percentage of revenue in future years. We expect that the current level of contract funding for our electro-optics division will fund up to seventy-five percent of anticipated electro-optics segment cash expenditures over the next two years.

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

Cost of product revenue includes direct labor and material costs and allocated indirect costs.  We currently utilize our research and development facilities to manufacture products until demand for these products justify separate manufacturing facilities. Indirect cost is allocated to the cost of product revenues based upon direct labor required during the manufacturing process, but only to the extent of product revenue. We record product costs in excess of revenues as research and development costs.

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
• research fees paid to the University of Washington (the “UW”) and other educational institutions for contract research;
• stock-based research expense relating to grants of common stock made to the University of Washington;
• laboratory operations, outsourced development and processing work;
• costs incurred in acquiring and maintaining licenses; and
• related operating expenses.

A significant portion of our research and development expense through June 2005 related to cash payments and a grant of common stock pursuant to our Sponsored Research Agreement with the UW. We issued 802,414 shares of common stock in January 2001 to UW, recognizing $3.0 million of research expense through February 2004. Cash payments under the Sponsored Research Agreement, following several amendments, totaled $5.75 million. We have ongoing minimum royalty obligations required by a technology licensing agreement with the UW totaling $75,000 annually. We are currently funding researchers at the UW and other institutions to conduct ongoing research activities on a project basis.

We expect to continue to incur substantial research and development expense to develop our commercial products. These expenses could increase as a result of continued development and commercialization of technologies, including contract research payments to universities and collaboration partners in the form of cash or equipment, subcontracting work to potential development partners, expanding and equipping in-house laboratories, acquiring rights to additional technologies, hiring additional technical and support personnel and pursuing other potential business opportunities.

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

Contract Estimates We estimate contract costs based on the experience of our professional researchers, the experience we have obtained in our internal research efforts and our performance on previous contracts. We believe this allows us to reasonably estimate the tasks required and the contract costs; however, there are uncertainties in estimating these costs, such as the ability to identify precisely the underlying technical issues hindering development of the technology; the ability to predict all the technical factors that may affect successful completion of the proposed tasks; and the ability to retain researchers having enough experience to complete the proposed tasks in a timely manner. Should actual costs differ materially from our estimates, we may have to adjust the timing and amount of revenue we recognize. To date, we have mitigated the risk of failing to perform under certain of these contracts by negotiating best efforts provisions, which do not obligate us to complete contract product deliverables.

Stock-based Compensation We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) effective January 1, 2006 and have applied the provisions of Staff Accounting Bulletin No. 107 (SAB 107) issued by the SEC in March 2005. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations and we accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18. We also complied with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which required fair value recognition for employee stock-based compensation.

     We adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. We recorded $509,000 and $903,000 of employee stock-based compensation in operating expense for the three and six months ended June 30, 2006, reducing our earnings per share by $0.03 and $0.05, respectively. The results for the prior periods have not been revised.

We elected to continue using the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as we used previously under the disclosure-only provisions of SFAS 123. Previously measured but unrecognized compensation expense for all unvested options outstanding as of January 1, 2006 and share-based payments granted subsequent to January 1, 2006, compensation expense, both based on the fair value on the date of grant, will be recognized on an accelerated basis over the requisite service period. As of December 31, 2005, there was $1.7 million, net of estimated forfeitures, of total unrecognized compensation cost. As of June 30, 2006, $733,000 of this compensation cost has been recognized with the majority of the remainder to be recognized over the next six quarters. Going forward, stock compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

We continue to use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected term of the option is based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 107. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our estimates of expected volatility rate ranged from 65% to 74% for the six months ended June 30, 2006, and our expected term is 6.25 years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

FAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Our estimated forfeiture rate in the first two quarters of 2006 is 4%. If the actual number of forfeitures differs from those we estimated, additional adjustments to compensation expense may be required in future periods. We may also modify the method in which we issue incentive awards to our employees through stock-based compensation in future periods. For periods prior to January 1, 2006, we reversed previously recorded stock-based compensation expenses related to forfeitures of unvested options.  Had we estimated the number of options expected not to vest, the effect on stock-based compensation expense would have been immaterial, therefore we have not recorded a cumulative effect adjustment related to the change in accounting principle.

Comparison of Three and Six Months Ended June 30, 2006 and 2005

Summary

	Three Months ended June 30,		Percentage	Six Months ended June 30,		Percentage
	2006	2005	Change	2006	2005	Change
Revenue	$665,000	$348,000	91%	$1,168,000	$588,000	99%
Cost of revenue	446,000	164,000	172%	704,000	332,000	112%
Research and development expenses	1,605,000	1,890,000	(15%)	3,183,000	3,535,000	(10%)
Marketing, general and administrative expenses	1,989,000	1,375,000	45%	3,984,000	2,849,000	40%
Interest income	201,000	155,000	30%	409,000	324,000	26%

Revenue. Our revenue increased by $317,000 and $580,000 for the three and six month periods ended June 30, 2006, respectively, from the three and six months ended June 30, 2005 primarily due to increased levels of government contract activities during both periods and to Bioscience product revenues during the current quarter. Aggregate revenue on government contracts totaled $538,000 and $1,021,000 for the three and six months ended June 30, 2006, an increase of $191,000 and $433,000 over the respective prior year comparative periods. The increase in current period contract revenues was due primarily to work on the millimeter wave detection contract we were awarded in November 2005 and increased activity on our polymer modulator development contract. Backlog on government contracts at June 30, 2006, including the $3.5 million initial phase of a contract awarded in July 2006, totaled $3,756,000. Product revenues totaled $127,000 and $147,000 for the three and six months ended June 30, 2006 consisting primarily of two ProteomicProcessors, which were released in beta version during the second quarter of 2006, and sales of electro-optics products of approximately $20,000 in each of the first two quarters of 2006.

Cost of Revenue. Cost of revenue increased by $282,000 and $372,000 for the three and six month periods ended June 30, 2006, respectively, from the three and six months ended June 30, 2005 primarily due to higher labor, materials and related overhead charges related to increased levels of government contract activities and to the cost of products sold during both current periods. Contract cost as a percentage of contract revenue increased to approximately 64% of for the three months ended June 30, 2006, compared to 47% for the comparative 2005 period, due to higher overhead allocation rates applied to contract labor during the current period and to reclassifications made to the cost allocation pool in both periods. Contract costs as a percentage of contract revenue increased slightly to approximately 59% for the six month period ended June 30, 2006 compared to 57% for the comparative 2005 period, due to an increase in overhead in the current six month period.

Research and Development Expense. Research and development expense decreased $285,000 and $352,000 for the three and six month periods ended June 30, 2006, respectively, from the three and six months ended June 30, 2005. Expenses associated with our various agreements with the University of Washington, which are summarized in the table below, declined by $317,000 and $667,000, respectively from the 2005 comparative periods. Increased government contract activities resulted in additional labor and related overhead costs to be allocated to cost of revenue reducing research and development expense by $225,000 and $286,000 for the current three and six months periods. Depreciation expense declined by $115,000 and $165,000 for both comparative periods as our fixed asset base is becoming more fully depreciated. License and royalty fees declined by $52,000 and $110,000 during the three and six months ended June 30, 2006 due to transfer costs related to our 2005 technology acquisition from Sensium Technologies. Professional fees related to product development efforts increased by $253,000 and $439,000 and materials, supplies and facilities expense increased by $200,000 and $223,000 for the current comparative periods due primarily to a higher level of commercial product development activities. Compensation costs declined by $25,000 for the three months ended June 30, 2006 compared to the same period in 2005 primarily due to lower current year incentive compensation expenses, and increased by $129,000 for the six months ended June 30, 2006 compared with the same period in 2005 due primarily to additional research personnel. Non-cash stock based compensation costs increased by $30,000 and $109,000 during the three and six months ended June 30, 2006, respectively, due primarily to the adoption of FAS 123R.

The following table summarizes payments made and expense recorded under the various University of Washington Agreements during the three and six month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Payments made	$19,000	$437,000	$63,000	$881,000

Sponsored research	$-	$325,000	$-	$650,000
Optical materials	25,000	18,000	50,000	68,000
Minimum royalty	19,000	18,000	38,000	37,000
Total expense recorded	$44,000	$361,000	$88,000	$755,000

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $614,000 and $1,135,000 for the three and six month periods ended June 30, 2006, respectively, from the three and six months ended June 30, 2005. Compensation expense associated with additional marketing and finance personnel and our business segment realignment increased by $251,000 and $440,000 during the current comparative periods. Non-cash stock based compensation costs increased by $324,000 and $516,000 during the three and six months ended June 30, 2006, respectively, due primarily to the adoption of FAS 123R. Professional fees primarily related to patent legal and business development consulting increased by $92,000 and $101,000 during the current comparative periods. General administrative expenses, including travel and facilities expenses increased $83,000 and $197,000 for the current comparative periods due primarily to increased product commercialization activities and increased facilities costs to accommodate growth. Accounting fees declined by $134,000 and $120,000 in the current comparative periods due primarily to lower audit fees associated with audit efficiencies achieved in the current periods.

Interest Income. Interest income increased $46,000 and $85,000 for the three and six month periods ended June 30, 2006. Increased investment returns in the current comparative periods more than offset the decline in comparative investment balances.

Segment Revenues and Operating Loss

We operate two business segments, Bioscience and Electro-optics. Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information presented in Note 7 - Segment Information is presented on a basis consistent with our internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately. Prior period results have been revised to reflect our recent internal organization changes to conform to the current period presentation.

Summary

	Three Months			Six Months
	ended			ended
	June 30,		Percentage	June 30,		Percentage
	2006	2005	Change	2006	2005	Change
Revenue
Bioscience Segment	$107,000	$-		$107,000
Electro-Optics Segment	558,000	348,000	60%	1,061,000	588,000	80%
Total Revenue	$665,000	$348,000	91%	$1,168,000	$588,000	99%

Operating Loss
Bioscience Segment	$(1,109,000)	$(608,000)	82%	$(1,983,000)	$(1,204,000)	65%
Electro-Optics Segment	(872,000)	(1,190,000)	(27%)	(1,893,000)	(2,335,000)	(19%)
Corporate Expenses	(1,394,000)	(1,283,000)	9%	(2,827,000)	(2,589,000)	9%
Total Operating Loss	$(3,375,000)	$(3,081,000)	10%	$(6,703,000)	$(6,128,000)	9%

Bioscience

Revenue. Revenue increased by $107,000 for the three and six months ended June 30, 2006, respectively, from the three and six months ended June 30, 2005 primarily due to initial sales of beta release ProteomicProcessors.

Operating Loss. Our Bioscience segment operating loss increased by $501,000 and $779,000 for the three and six months ended June 30, 2006, respectively, from the three and six months ended June 30, 2005 primarily due to additional personnel expenses and efforts to complete second generation beta ProteomicProcessors and related applications. Compensation expense associated with additional research personnel added during both current year periods increased by $158,000 and $362,000, respectively. Product development costs, including professional fees and general administrative expenses, increased by $353,000 and $457,000 and patent legal expenses increased by $35,000 and $42,000, during the three and six months ended June 30, 2006, respectively. Non-cash share-based compensation expense increased by $18,000 and $50,000 during both current comparative periods due to our adoption of FAS 123R in 2006. License and royalty fees declined by $58,000 and $127,000 during the three and six months ended June 30, 2006, respectively, due primarily to technology transfer expenses associated with our Sensium license acquisition incurred during the first six months of 2005.

Electro-optics

Revenue. Revenue increased by $210,000 and $473,000 for the three and six months ended June 30, 2006, respectively, from the three and six months ended June 30, 2005 primarily due to increased levels of government contract activity. Aggregate revenue on governmental contracts totaled $539,000 and $1,021,000 for the current comparative periods primarily due to increased activity on the larger of our two contracts. Backlog on our governmental contracts totaled $3,756,000 at June 30, 2006. Electro-optic product revenues totaled $20,000 and $40,000 in each of the current comparative periods.

Operating Loss. Our Electro-optics segment operating loss declined by $318,000 and $442,000 for the three and six months ended June 30, 2006, respectively, from the three and six months ended June 30, 2005. Gross profit increased by $30,000 and $202,000 due primarily to higher levels of government contract revenues during both current comparative periods. Expenses associated with our various agreements with the University of Washington declined by $317,000 and $667,000 during the three and six months ended June 30, 2006 as our sponsored research agreement with the University of Washington ended on June 2005. Product development costs, including professional fees and general administrative expenses, increased by $47,000 and $234,000, compensation costs associated with additional research personnel increased by $18,000 and $141,000, patent legal expenses increased $67,000 and $93,000, and non-cash share-based compensation increased by $31,000 and $95,000 due to our adoption of FAS 123R, all during the three and six months ended June 30, 2006, respectively.

Corporate Expenses

Corporate expenses. Certain corporate expenses are not allocated to our segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

Total corporate expenses increased by $111,000 and $238,000 for the three and six months ended June 30, 2006, respectively, from the three and six months ended June 30, 2005. Non-cash stock based compensation costs increased by $305,000 and $479,000 during both current comparative periods due to our adoption of FAS 123R in 2006. Professional fees decreased $201,000 and $251,000 during both current year periods due primarily to lower accounting and legal fees.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common and convertible preferred stock, convertible notes and, to a lesser extent, through revenues from development contracts and sales of products. We had an accumulated deficit of $55.0 million as of June 30, 2006. We had $15.7 million in cash and cash equivalents and investment securities held for sale at June 30, 2006, all of which are classified as short term with maturities less than 12 months beyond the balance sheet date.

Net cash used in operating activities totaled $4,958,000 for the six months ended June 30, 2006 compared to $4,878,000 for the six months ended June 30, 2005. The cash required to fund our operations during the first half of 2006 increased by $80,000 due primarily to product development costs, expenses associated with additional headcount and higher patent legal costs, mostly offset by lower sponsored research expense, lower corporate professional fees and lower license and royalty costs. Gross profit increased by $35,000 and $208,000 during the three and six months ended June 30, 2006, respectively, from the 2005 comparative periods due primarily to higher levels of government contract revenues during both current comparative periods. Product development costs, including contract research, professional fees, materials and facilities costs, increased equally in both operating segments by $856,000 during the current six month period due as we have increased our focus on commercializing products. Compensation costs primarily associated with additional technical headcount increased by $569,000 and patent legal expenses increased by $135,000 during the current six month comparative period. Mostly offsetting these increased expenses were lower sponsored research expenses associated with various University of Washington agreements which declined by $616,000, corporate professional fees, including accounting and legal fees which declined by $251,000 and license and royalty expenses which were $127,000 lower, all during the comparative six month period.

Net cash provided by investing activities increased by $528,000 to $4,796,000 for the six months ended June 30, 2006 from $4,267,000 for the six months ended June 30, 2005. Capital expenditures totaled $588,000 for the six months ended June 30, 2006 compared with $239,000 for the prior year comparative period. We used $700,000 to purchase a restricted security pledged as collateral on our April 2006 facilities lease. Maturities of investment securities, net of reinvestments totaled $6.1 million for the six months ended June 30, 2006 compared to $4.5 million for the six months ended June 30, 2005.

Net cash provided by financing activities totaled $83,000 and $121,000 for the six months ended June 30, 2006 and 2005, respectively, all from the net proceeds from the sale of stock options.

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

We expect that our cash used in operations will increase during 2006 and beyond as a result of:

• purchases of additional laboratory and production equipment and tenant improvements;
• increased production spending as our products are accepted and sold;
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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that the $15.7 million in cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations through at least the end of 2007 (See Risk Factors). While we have no current plans to do so, we may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

New accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain income tax positions. A tax benefit from an uncertain income tax position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial condition or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the first six months of fiscal 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

We review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

As of June 30, 2006, our most recently competed second fiscal quarter, our market capitalization did not meet the threshold for us to meet the SEC’s definition as an accelerated filer. Current rules require our management to perform an assessment of the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls for our fiscal year ending December 31, 2007. We are performing the system and process documentation, evaluation and testing required for this management assessment. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated. Subsequent to our assessment, our independent registered public accounting firm, PricewaterhouseCoopers LLP, will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting, although it is not presently determinable when this assessment will be required.

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

ITEM 5. OTHER INFORMATION

On June 30, 2006, the Defense Advanced Research Projects Agency (DARPA) awarded Lumera an 18 month, $3.45 million contract which, based on the achievements of certain milestones, will be followed by a twelve month, $2.43 million contract for a total of $5.9 million over thirty months, less if milestones deliveries are accelerated. The objective of the project, which began in July 2006, is to provide high performance polymer optical modulators that are critical in leading-edge defense applications, including terrestrial and satellite RF photonic links and phased array radar. The scope of the thirty month multi-phase project, which can be shortened with acceleration of deliverables, involves developing materials with unprecedented electro-optic coefficients, with qualified thermal and photo-stability and processing them into devices. The combination of reduced drive voltage and optical loss will enable defense applications that are impractical with currently available optical modulator technologies. The Development Agreement is attached as Exhibit 10.1.

ITEM 6.       EXHIBITS

(a)	Exhibits

10.1	Modulators Incorporating Polymers with Exceptionally High Electro-Optic Coefficients Development Agreement with the Defense Advanced Research Projects Agency dated June 30, 2006.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMERA CORPORATION

Date: August 11, 2006	By:	/s/ THOMAS D. MINO

Thomas Mino Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2006	By:	/s/ PETER J. BIERE

Peter J. Biere Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed.
Exhibit
Number  Description

10.1	Modulators Incorporating Polymers with Exceptionally High Electro-Optic Coefficients Development Agreement with the Defense Advanced Research Projects Agency dated June 30, 2006.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002