Form 10-Q
period 2006-09-30
LUMERA CORP
filed 2006-11-14
CIK 1137399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

As of November 1, 2006, 16,953,016 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I

FINANCIAL INFORMATION

Page
Item 1 - Financial Statements (unaudited)

Condensed Balance Sheets as of September 30, 2006 and December 31, 2005	3

Condensed Statements of Operations for the three and nine months ended
September 30, 2006 and 2005	4

Condensed Statements of Comprehensive Loss for the three and nine months ended
September 30, 2006 and 2005	5

Condensed Statement of Changes in Shareholders Equity for the period from
January 1, 2006 to September 30, 2006	6

Condensed Statements of Cash Flows for the nine months ended
September 30, 2006 and 2005	7

Notes to Condensed Financial Statements	8

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 - Controls and Procedures	20

PART II
OTHER INFORMATION

Item 1 - Legal Proceedings	21

Item 1A - Risk Factors	21

Item 6 - Exhibits	21

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMERA CORPORATION

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$6,122,000	$4,885,000
Investment securities, available-for-sale, current	5,939,000	16,871,000
Costs and estimated earnings in excess of billings on
uncompleted contracts	389,000	77,000
Inventories	234,000	-
Other current assets	674,000	551,000
Total current assets	13,358,000	22,384,000

Property and equipment, net	2,688,000	1,276,000
Restricted Investments	700,000	-
Other assets	46,000	46,000
TOTAL ASSETS	$16,792,000	$23,706,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$801,000	$493,000
Accrued liabilities	915,000	1,059,000
Total current liabilities	1,716,000	1,552,000

Other Long-term liabilities	362,000	-
Total liabilities	2,078,000	1,552,000

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized;
16,816,516 shares issued and outstanding at September 30, 2006,
and 16,748,116 shares issued and outstanding at December 31, 2005	17,000	17,000
Additional Paid-in Capital	72,390,000	71,070,000
Deferred stock-based compensation	-	(215,000)
Accumulated other comprehensive loss	(1,000)	(18,000)
Accumulated deficit	(57,692,000)	(48,700,000)
Total shareholders' equity	14,714,000	22,154,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,792,000	$23,706,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenue	$1,030,000	$681,000	$2,198,000	$1,269,000
Cost of revenue	566,000	441,000	1,270,000	775,000

GROSS PROFIT	464,000	240,000	928,000	494,000

Research and development expense	1,440,000	1,350,000	4,623,000	4,884,000
Marketing, general and administrative expense	1,898,000	1,079,000	5,882,000	3,927,000

Total operating expenses	3,338,000	2,429,000	10,505,000	8,811,000

Loss from operations	(2,874,000)	(2,189,000)	(9,577,000)	(8,317,000)
Interest income	176,000	155,000	585,000	479,000

Net loss	$(2,698,000)	$(2,034,000)	$(8,992,000)	$(7,838,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.16)	$(0.12)	$(0.54)	$(0.47)

WEIGHTED-AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	16,802,443	16,600,440	16,777,363	16,582,891

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net loss	$(2,698,000)	$(2,034,000)	$(8,992,000)	$(7,838,000)
Other comprehensive loss -
Unrealized gain on investment
securities, available-for-sale:
Unrealized holding gain (loss)
arising during period	13,000	49,000	17,000	81,000
Comprehensive loss	$(2,685,000)	$(1,985,000)	$(8,975,000)	$(7,757,000)

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2006 TO SEPTEMBER 30, 2006
(Unaudited)
	Common Stock		Paid-in Capital	Deferred Stock Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Par Value
Balance at January 1, 2006	16,748,116	$17,000	$71,070,000	$(215,000)	$(18,000)	$(48,700,000)	$22,154,000

Exercises of options	68,400		126,000				126,000
Reclassification resulting from the adoption of FAS 123R			(218,000)	215,000			(3,000)
Stock Option Expense			1,412,000				1,412,000
Other comprehensive income					17,000		17,000
Net Loss						(8,992,000)	(8,992,000)
Balance at September 30, 2006	16,816,516	$17,000	$72,390,000	$-	$(1,000)	$(57,692,000)	$14,714,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005

Cash flows from operating activities
Net loss	$(8,992,000)	$(7,838,000)
Adjustments to reconcile net loss to
net cash used in operations
Depreciation	670,000	992,000
Noncash expenses related to issuance of stock,
options and amortization of deferred compensation	1,324,000	429,000
Amortization on investments	(134,000)	(272,000)
Noncash deferred rent, net	362,000	-
Change in
Costs and estimated earnings in excess of billings
on uncompleted contracts	(312,000)	(230,000)
Other current assets	(357,000)	182,000
Accounts payable	308,000	(70,000)
Accrued liabilities	(60,000)	104,000
Research liability	-	(101,000)
Net cash used in operating activities	(7,191,000)	(6,804,000)

Cash flows from investing activities
Purchases of investment securities	(8,816,000)	(3,640,000)
Maturities of investment securities	19,900,000	14,600,000
Purchases of restricted investments	(700,000)	-
Purchases of property and equipment	(2,082,000)	(344,000)
Net cash provided by investing activities	8,302,000	10,616,000

Cash flows from financing activities:
Net proceeds from the exercise of stock options	126,000	169,000
Net cash provided by financing activities	126,000	169,000

Net decrease in cash and cash equivalents	1,237,000	3,981,000
Cash and cash equivalents at beginning of period	4,885,000	3,505,000

Cash and cash equivalents at end of period	$6,122,000	$7,486,000

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements

1. Basis of Presentation

The accompanying condensed financial statements of Lumera Corporation (“Lumera” or the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the United States of America Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2005 annual report on Form 10-K as filed with the SEC. The year end condensed balance sheet data has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contain all of the adjustments (normal and recurring in nature) necessary, in our opinion, to state fairly our financial position as of September 30, 2006 and the results of operations and cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those you may expect for the full year or any future period.

2. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain income tax positions. A tax benefit from an uncertain income tax position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year with an offsetting adjustment to the opening balance of retained earnings. There have been two common approaches used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated. The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The Company does not expect the adoption of SAB 108, which is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, to have a material impact on its financial statements.

In September of 2006, the FASB issued Statement on Financial Standards No. 157 (“SFAS 157”), which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. The Company is currently evaluating the impact that SFAS 157 will have on its financial condition or results of operations; however, the Company does not believe that the adoption of SFAS 157 will have a material impact given its net operating losses.

3. Net Loss per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities.

Basic and diluted net loss per share are the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock. As of September 30, 2006 and 2005, we had outstanding common stock options and warrants to purchase an aggregate of 3,691,489 and 3,272,639 shares, respectively, which were excluded from the calculation of diluted earnings per share.

4. Inventories

Inventories at September 30, 2006 were comprised of $199,000 of raw materials and $35,000 of finished goods stated at the lower of cost or market.

5. Property and equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the initial lease term.

A summary of property and equipment at September 30, 2006 and December 31, 2005 follows:

	September 30,	December 31,
	2006	2005

Computer Equipment	$716,000	$644,000
Furniture and Office Equipment	137,000	20,000
Lab equipment	4,492,000	3,513,000
Leasehold improvements	3,744,000	2,831,000
	$9,089,000	$7,008,000
Less: Accumulated depreciation	(6,401,000)	(5,732,000)
	$2,688,000	$1,276,000

6. Restricted Investments

Restricted investments include $700,000 set aside in satisfaction of the letter of credit provisions of our April 2006 facilities lease which has an initial term of 5 years. The investments consist of marketable securities classified as long term due to the length of the lease commitment.

7. Stock-Based Compensation

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

FAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. Our estimated forfeiture rate in each of the first three quarterly periods of 2006 is 4%. If the actual number of forfeitures differs from those we estimated, additional adjustments to compensation expense may be required in future periods. For periods prior to January 1, 2006, we used actual forfeitures to adjust stock-based compensation expense for the unvested forfeited options.  Had we estimated the number of options expected not to vest, the effect on stock-based compensation expense would have been immaterial, therefore we have not recorded a cumulative effect adjustment required under the provisions of FAS 123R.

Description of Share-based Payment Plans In 2000, we adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provided for the granting of stock options to our employees, consultants and non-employee directors. We reserved 3,000,000 shares of Class A Common Stock for issuance pursuant to the 2000 Plan. Following the adoption of the 2004 Equity Incentive Plan in July 2004, option issuance under the 2000 Stock Option Plan ceased. Grants, net of shares exercised and forfeited, under our 2000 Stock Option Plan totaled 1,139,117 shares at September 30, 2006.

In July 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”). Awards under the Plan can be a combination of stock options, stock appreciation rights , restricted stock, unrestricted stock, stock units (including restricted stock units), performance awards, cash awards and other awards not described that are convertible into or otherwise based on the value of our stock. To date, only stock option awards have been granted under the Plan. Options under both the 2000 plan and the 2004 Plan may be exercisable for periods up to 10 years. Options granted under either plan may be either Incentive Stock Options (“ISO’s”) or non-qualified stock options. The exercise price of an ISO cannot be less than 100% of the estimated fair value of the common stock at the date of grant. To date, options granted to employees generally vest over four years. A total of 3,000,000 shares are currently available for grant under the 2004 Plan.

Impact of the Adoption of FAS 123R The following table shows the share-based compensation expense related to employee grants for the periods presented:

	For the Three Months	For the Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Share-based payment expense in:
Research and development expense	$88,000	$229,000
Marketing, general and administrative expense	297,000	1,059,000
	$385,000	$1,288,000

Our basic and diluted earnings per share was $0.02 and $0.08 lower for the three and nine months ended September 30, 2006 after reflecting the provisions of FAS 123R than it would have been under the provisions of APB 25. The table above excludes $14,000 and $36,000, respectively, for the three and nine months ended September 30, 2006 of non-employee option expense accounted for in accordance with EITF 96-18.

In August 2003, we issued options to purchase an aggregate of 82,000 shares of Class A common stock to a consultant in connection with entering into certain consulting agreements. The options have an exercise price of $3.65 per share and a 10-year life. In aggregate, 20,500 of the options were vested on the grant date. The remaining 61,500 shares vest one-third on each subsequent annual anniversary of the grant date and are subject to re-measurement at each balance sheet date during the vesting period. The aggregate value of the outstanding options was estimated at $68,000 at the grant date on December 31, 2003, $415,000 at December 31, 2004 and at $299,000 at December 31, 2005. The fair value of the options, net of forfeited options, was recognized as compensation expense over the two-year period of service, which ended in August 2005. Total non-cash compensation expense related to these options was $4,000, $279,000 and $16,000 for the year ended December 31, 2005, 2004, and 2003, respectively. The fair values of the options were estimated at the grant date and on December 31, 2005, 2004, and 2003, using the Black-Scholes option pricing model with the following weighted-average assumptions; dividend yield of 0%; expected volatility of 100%; risk-free interest rates of 4.3%, 4.62%, and 4.4%; and expected lives of 10 years, for each of the measurement dates, respectively. $87,000 of liability for unvested options was reversed in the quarter ended September 30, 2006 when the options vested.

Cash received from the exercise of options totaled $43,000 and $126,000 for the three and nine months ended September 30, 2006, respectively and $48,000 and $169,000 for the three and nine months ended September 30, 2005, respectively. No tax benefit was recognized related to share-based compensation expense since we have never reported taxable income and have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. Additionally, no share-based compensation expenses were capitalized during the periods presented.

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

The risk-free rates, based on the U.S. Treasury yield curve in effect at the time of grant, ranged from 4.52% to 5.13% during the nine months ended September 30, 2006 and from 3.71% to 4.34% during the nine months ended September 30, 2005, respectively. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. Our estimates of volatility ranged from 56% to 74% for the nine months ended September 30, 2006 and were 83% during the same periods in 2005. The expected term of the option, based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 107, is estimated to be 6.25 years. We do not anticipate declaring dividends in the foreseeable future.

Share-based Payment Award Activity The following table summarizes the activity under our Option Plans for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,274,956	$5.16
Granted	830,250	3.73
Exercised	(68,400)	1.84
Forfeited/expired/cancelled	(230,864)	4.54
Outstanding September 30, 2005	2,805,942	$4.86	7.33	$48,300
Options Exerciseable September 30, 2006	1,662,878	$5.34	6.14	$48,300

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at September 30, 2006.

The weighted average grant date fair value of options granted was $1.41 and $3.28 during the three months ended September 30, 2006 and 2005, respectively. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2006 and 2005 was 15,000 and 40,000, respectively, determined as of the date of option exercise. The aggregate fair value of stock options vested during the three months ended September 30, 2006 and 2005 was $504,000 and $714,000, respectively.

As of September 30, 2006, there was approximately $1.9 million, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a weighted average period of 2 years.

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

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2005	2005
Net loss available to common shareholders, as reported	$(2,034,000)	$(7,838,000)
Deduct: Stock-based employee compensation expense included in net loss available to common
shareholders, as reported	78,000	346,000
Add: Total stock-based employee compensation expense determined
under fair value-based method for all awards	(522,000)	(1,751,000)
Net loss available to common shareholders,
pro forma	(2,478,000)	(9,243,000)
Net loss per share, as reported (basic and diluted)	($0.12)	($0.47)
Net loss per share, pro forma (basic and diluted)	($0.15)	($0.56)

8. Shareholder’s Equity

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

9. Segment information

Prior to March 2006, we operated our business as a single segment. We changed our organizational structure during March 2006, creating two business segments to exploit opportunities we are pursuing, Bioscience and Electro-optics. Each operating segment has separate management, research and development and sales and marketing team members, and each unit operates without regard to geographic region. Revenues and expenses associated with each business segment are recorded directly, while shared research and development and corporate expenses attributable to segment operations are allocated based upon actual labor costs recorded to each segment. Periods prior to March 2006 have been revised to reflect our best estimates of segment activity as if they had been in existence during the comparative periods.

The revenues, costs, profits and identifiable assets by reportable segment are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Bioscience	$12,000	$3,000	$119,000	$3,000
Electro-optics	1,018,000	678,000	2,079,000	1,266,000
Total	$1,030,000	$681,000	$2,198,000	$1,269,000

Operating Loss
Bioscience	$(1,088,000)	$(698,000)	$(3,071,000)	$(1,902,000)
Electro-optics	(467,000)	(705,000)	(2,360,000)	(3,040,000)
Reconciling amounts	(1,319,000)	(786,000)	(4,146,000)	(3,375,000)
Total	$(2,874,000)	$(2,189,000)	$(9,577,000)	$(8,317,000)

Depreciation
Bioscience	$11,000	$35,000	$101,000	$104,000
Electro-optics	77,000	238,000	397,000	744,000
Reconciling amounts	55,000	49,000	172,000	143,000
Total	$143,000	$322,000	$670,000	$991,000

	September 30,	December 31,
Identifiable Assets	2006	2005

Bioscience	$501,000	$100,000
Electro-optics	1,868,000	639,000
Reconciling amounts	14,423,000	22,967,000
Total	$16,792,000	$23,706,000

Reconciling amounts include certain corporate expenses not allocated to our segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

10. Subsequent Events

On November 10, 2006, we issued 2,825,000 shares of our common stock at a purchase price of $6.00 per share for an aggregate purchase price of $16,950,000 (before expenses). In addition, we issued warrants to purchase 423,750 shares of common stock to the investors in the private placement which are exercisable at any time until November 10, 2011, at a price of $6.25 per share. The securities issued in the private placement have not been registered under the Securities Act of 1933 , as amended (the “Securities Act”), or state securities laws and may not be offered or sold in the United States absent such registration or an applicable exemption from those registration requirements. We have agreed to register the shares of common stock sold as part of this transaction, and register the shares of common stock issuable upon exercise of the warrants for resale under the Securities Act.

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

 From inception through,December 31, 2003, we were considered to be in the development stage concentrating primarily on the development of our technology and potential products. Products for wireless networking and biochip applications became available for customer evaluation in early 2004; therefore, we were considered to have exited the development stage in 2004. To date, substantially all of our revenues have come from contracts to develop custom-made electro-optic materials and devices for government agencies. As we transition to a product-based company, we expect to record both revenue and expense from product sales, and to incur increased costs for sales and marketing and to increase general and administrative expense. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

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

During March of 2006, we changed the organizational structure of our business to focus on our primary markets, creating two distinct business units: bioscience and electro-optics. The status of our product commercialization efforts in each of our business segments is summarized below:

Bioscience

We are developing disposable biochips fabricated for both DNA and protein analysis and a Surface Plasmon Resonance (“SPR”) biosensor designed to enable detection and analysis of possible drug candidates that target protein molecules, biomarker discovery and protein pathway elucidation.

Our NanoCapture™ Arrays are biochips that are coated with our proprietary hydrophobic and hydrophilic polymers. The hydrophobic (water-resistant) polymers surround the microwells on the biochips, better containing the DNA samples in the hydrophilic (water-attracting) polymer coated microwells and reducing cross-contamination between wells. Unlike most other currently available biochips that use Teflon™ to produce microwells, we use a very thin layer of polymer coating on our NanoCapture™ Arrays, providing a cost-effective alternative to Teflon™. Because our polymer coatings are applied to our NanoCapture™ Arrays in very thin layers, these biochips provide the ability to isolate and contain extremely small amounts of samples for testing. This allows the production of biochips that can hold large numbers of samples on the same biochip, providing high throughput with minimal sample volumes. In addition, the polymers we use on our NanoCapture™ Arrays are compatible with silicon, glass, metal, plastic or other materials that provide the base layer for biochips, allowing for a wide range of additional applications. Our NanoCapture™ Arrays can be used in a broad range of biotechnology applications and are currently being tested by several major research centers.

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

We are developing a high-throughput, label-free detection platform consisting of our ProteomicProcessor and NanoCapture™ Array technology. The ProteomicProcessor instrument reads our high density NanoCapture™ Microarrays in real-time, without the use of molecular labels. By combining these technologies, researchers will be able to more quickly isolate, compile and process large amounts of data at high-speeds to accelerate proteomic research. The traditional commercial markets - e.g., large pharmaceutical companies and biotech companies - look to recognized research organizations and universities for development of core research methodologies. Demonstrating the value of our products through these opinion leaders will, therefore, allow us to be in a stronger position when we approach these commercial markets later in the year. We will seek to collaborate with additional research centers and universities to develop the ProteomicProcessor to its full commercial potential along with the biochips that will support the resultant applications.

Our commercialization strategy is to place a number of pre-commercial devices with our collaboration partners and research institutions to generate data useful for external validation, to speed application development efforts and to strengthen the functionality of our upcoming commercial release. Currently our beta release devices are installed at the Institute for Systems Biology, the Harvard University Medical School, the Medical University of South Carolina and Baylor University. We previously disclosed that five additional beta units would be produced and placed during the third and fourth quarters of 2006; we have since determined that a more optimal use of our resources was to focus on the final design and production of our initial commercial release unit versus building additional beta units. We are planning to showcase this commercial unit in January and to begin taking orders during the first half of 2007.

In October 2006, we released an update on Dr. LaBaer’s work in connection with the ProteomicProcessor™. The research builds next generation discovery and diagnostics methods by combining Harvard’s NAPPA (Nucleic Acid Programmable Protein Array) technology with the ProteomicProcessor™’s unique ability to understand in great detail how proteins interact with each other and other compounds.

Also in October 2006, we announced that we had signed an expanded agreement with the Institute for Systems Biology (ISB), an internationally renowned non-profit research institute dedicated to the study and application of systems biology. The revised collaboration agreement, which extends our February 2005 collaboration, will focus on detection methods for an array of diagnostic biomarkers aimed at various types of cancer.

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

We are also developing millimeter wave systems which could be used in wireless communication systems applications and in security related applications, offering high data-rate wireless transmission at low cost compared to current last mile wire-line infrastructure. In October 2006, we announced that we completed testing of our prototype millimeter wave wireless bridge, successfully transmitting 10 Gbps at 94 GHz through the use of Gigabit Ethernet and other standard protocols. We expect to complete a prototype of our multiband, high data-rate adaptive millimeter-wave communication system during the fourth quarter of 2006. Potential customers for these systems include various telecommunications and broadcasting companies as well as defense and security agencies. We anticipate that commercial versions of our millimeter wave communications systems could be available within eighteen months.

In July, we announced that the Defense Advanced Research Projects Agency (DARPA) awarded us an 18-month, $3.45 million contract which, based on the achievements of certain milestones, will be followed by a 12-month, $2.43 million contract for a total of $5.9 million over 30 months, less if milestones deliveries are accelerated. The objective of the project, which began in July 2006, is to provide high performance polymer optical modulators that are critical in leading-edge defense applications, including terrestrial and satellite RF photonic links and phased array radar. The scope of the 30 month multi-phase project, which can be shortened with acceleration of deliverables, involves developing materials with unprecedented electro-optic coefficients, with qualified thermal and photo-stability and processing them into devices. The combination of reduced drive voltage and optical loss will enable defense applications that are impractical with currently available optical modulator technologies.

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

Revenue Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices. Backlog on our governmental contracts totaled $2,741,000 at September 30, 2006.

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

Stock-based Compensation We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) effective January 1, 2006 and have applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations and we accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18. We also complied with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which required fair value recognition for employee stock-based compensation.

We adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. We recorded $385,000 and $1,288,000 of employee stock-based compensation in operating expense for the three and nine months ended September 30, 2006, reducing our earnings per share by $.02 and $.08, respectively. The results for the prior periods have not been revised.

We elected to continue using the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as we used previously under the disclosure-only provisions of SFAS 123. Previously measured but unrecognized compensation expense for all unvested options outstanding as of January 1, 2006 and share-based payments granted subsequent to January 1, 2006, compensation expense, both based on the fair value on the date of grant, will be recognized on an accelerated basis over the requisite service period. As of December 31, 2005, there was $1.7 million, net of estimated forfeitures, of total unrecognized compensation cost. As of September 30, 2006, $1,130,000 of this compensation cost has been recognized with the majority of the remainder to be recognized over the next five quarters. Going forward, stock compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

We continue to use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected term of the option is based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 107. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our estimates of expected volatility rate ranged from 56% to 74% for the nine months ended September 30, 2006, and our expected term is 6.25 years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

FAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Our estimated forfeiture rate in the first three quarters of 2006 is 4%. If the actual number of forfeitures differs from those we estimated, additional adjustments to compensation expense may be required in future periods. We may also modify the method in which we issue incentive awards to our employees through stock-based compensation in future periods. For periods prior to January 1, 2006, we reversed previously recorded stock-based compensation expenses related to forfeitures of unvested options.  Had we estimated the number of options expected not to vest, the effect on stock-based compensation expense would have been immaterial, therefore we have not recorded a cumulative effect adjustment related to the change in accounting principle.

Comparison of Three and Nine Months Ended September 30, 2006 and 2005

Summary

`	Three Months			Nine Months
	ended			ended
	September 30,		Percentage	September 30,		Percentage
	2006	2005	Change	2006	2005	Change
Revenue	$1,030,000	$681,000	51%	$2,198,000	$1,269,000	73%
Cost of revenue	566,000	441,000	28%	1,270,000	775,000	64%
Research and development expenses	1,440,000	1,350,000	7%	4,622,000	4,884,000	-5%
Marketing, general and administrative expenses	1,898,000	1,079,000	76%	5,883,000	3,927,000	50%
Interest income	176,000	155,000	14%	585,000	479,000	22%

Revenue. Our revenue increased by $349,000 and $929,000 for the three and nine month periods ended September 30, 2006, respectively, from the three and nine months ended September 30, 2005 primarily due to increased levels of government contract activities during both periods. Aggregate revenue on government contracts totaled $1,015,000 and $2,036,000 for the three and nine months ended September 30, 2006, an increase of $391,000 and $824,000 over the respective prior year comparative periods. The increase in current period contract revenues was due primarily to work on our recently awarded DARPA contract. Backlog on government contracts at September 30, 2006 totaled $2,741,000. Product revenues totaled $15,000 and $162,000 for the three and nine months ended September 30, 2006 consisting primarily of two ProteomicProcessors, which were released in beta version during the second quarter of 2006, and sales of electro-optics products of approximately $20,000 in each of the first two quarters of 2006.

Cost of Revenue. Cost of revenue increased by $125,000 and $495,000 for the three and nine month periods ended September 30, 2006, respectively, from the three and nine months ended September 30, 2005 primarily due to higher labor, materials and related overhead charges related to increased levels of government contract activities and to the cost of products sold during both current periods. Contract costs declined to approximately 55% and 57% of contract revenue for the three and nine months ended September 30, 2006, respectively down from approximately 66% and 61%, respectively for the comparative 2005 periods, due to lower overhead allocations rates applied to contract labor in the current periods.

Research and Development Expense. Research and development expense increased by $90,000 for the three month period ended September 30, 2006 and decreased by $261,000 for the nine month periods ended September 30, 2006, respectively, from the three and nine months ended September 30, 2005. Expenses associated with our various agreements with the University of Washington, which are summarized in the table below, decreased by $48,000 and $715,000, respectively from the 2005 comparative periods. Increased government contract activities resulted in additional labor and related overhead costs to be allocated to cost of revenue reducing research and development expense by $92,000 and $378,000 for the current three and nine months periods. Depreciation expense declined by $184,000 and $349,000 for both comparative periods as our fixed asset base is becoming more fully depreciated. License and royalty fees declined by $148,000 and $258,000 during the three and nine months ended September 30, 2006 due to transfer costs related to our 2005 technology acquisition from Sensium Technologies. Professional fees related to product development efforts increased by $219,000 and $658,000, primarily due to increased subcontracting and consulting fees and materials, supplies and facilities expense increased by $200,000 and $423,000 for the current comparative periods due primarily to a higher level of commercial product development activities. Compensation costs, including bonus expense, declined by $4,000 for the three months ended September 30, 2006 compared to the same period in 2005 primarily due to lower current year incentive compensation expenses, and increased by $125,000 for the nine months ended September 30, 2006 compared with the same period in 2005 due primarily to additional research personnel. Non-cash stock based compensation costs increased by $64,000 and $173,000 during the three and nine months ended September 30, 2006, respectively, due primarily to the adoption of FAS 123R.

The following table summarizes payments made and expense recorded under our various agreements with the University of Washington during the three and nine month periods ended September 30, 2006 and 2005:

	Three months ended Sept 30,		Nine months ended Sept 30,
	2006	2005	2006	2005

Payments made	$43,000	$75,000	$106,000	$956,000

Sponsored research	$-	$-	$-	$650,000
Optical materials	25,000	72,000	75,000	140,000
Minimum royalty	18,000	19,000	56,000	56,000
Total expense recorded	$43,000	$91,000	$131,000	$846,000

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $819,000 and $1,955,000 for the three and nine month periods ended September 30, 2006, respectively, from the three and nine months ended September 30, 2005. Compensation costs, including bonus expense, associated with additional marketing and finance personnel and our business segment realignment increased by $340,000 and $780,000 during the current comparative periods. Non-cash stock based compensation costs increased by $206,000 and $722,000 during the three and nine months ended September 30, 2006, respectively, due primarily to the adoption of FAS 123R. Professional fees primarily related to business development consulting increased by $101,000 and $69,000 during the current comparative periods. General administrative expenses, including travel and facilities expenses increased $210,000 and $450,000 for the current comparative periods due primarily to increased product commercialization activities and increased facilities costs to accommodate growth. Accounting fees increased by $51,000 and decreased by $69,000 in the current comparative periods due primarily to lower audit fees associated with audit efficiencies achieved in the current periods and patent legal decreased by $69,000 and increased by $66,000 for the three and nine months ended September 30, 2006 from the prior year comparative periods.

Interest Income. Interest income increased $21,000 and $106,000 for the three and nine month periods ended September 30, 2006. Increased investment returns in the current comparative periods more than offset the decline in comparative investment balances.

Segment Revenues and Operating Loss

We operate two business segments, Bioscience and Electro-optics. Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information presented in Note 9 - Segment Information is presented on a basis consistent with our internal management reporting, in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately. Prior period results have been revised to reflect our recent internal organization changes to conform to the current period presentation.

Summary

	Three Months			Nine Months
	ended			ended
	September 30,		Percentage	September 30,		Percentage
	2006	2005	Change	2006	2005	Change
Revenue
Bioscience Segment	$12,000	$3,000		$119,000	$3,000
Electro-Optics Segment	1,018,000	678,000	50%	2,079,000	1,266,000	64%
Total Revenue	$1,030,000	$681,000	51%	$2,198,000	$1,269,000	73%

Operating Loss
Bioscience Segment	$(1,088,000)	$(698,000)	56%	$(3,071,000)	$(1,902,000)	61%
Electro-Optics Segment	(467,000)	(705,000)	-34%	(2,360,000)	(3,040,000)	-22%
Corporate Expenses	(1,319,000)	(786,000)	68%	(4,146,000)	(3,375,000)	23%
Total Operating Loss	$(2,874,000)	$(2,189,000)	31%	$(9,577,000)	$(8,317,000)	15%

Bioscience

Revenue. Revenue increased by $9,000 for the three months ended September 30, 2006, due to sales of consumables over the three months ended September 30, 2005 and $116,000 for the nine months ended September 30, 2006, primarily due to initial sales of beta release ProteomicProcessors from the nine months ended September 30, 2005.

Operating Loss. Our Bioscience segment operating loss increased by $390,000 and $1,169,000 for the three and nine months ended September 30, 2006, respectively, from the prior year comparative periods primarily due to additional personnel expenses and efforts associated with commercializing our ProteomicProcessors and related applications. Compensation costs, including bonus expense, associated with additional research personnel added during both current year periods increased by $186,000 and $548,000, respectively. Product development costs, including professional fees and general administrative expenses, increased by $352,000 and $784,000 during the three and nine months ended September 30, 2006, respectively. Patent legal expenses decreased by $40,000 and increased by $3,000, and non-cash share-based compensation costs increased by $71,000 and $121,000 due to our adoption of FAS 123R in 2006, all during the three and nine months ended September 30, 2006, respectively. License and royalty fees declined by $144,000 and $271,000 during the three and nine months ended September 30, 2006, respectively, due primarily to technology transfer expenses associated with our Sensium license acquisition incurred during the first nine months of 2005.

Electro-optics

Revenue. Revenue increased by $340,000 and $813,000 for the three and nine months ended September 30, 2006, respectively, from the three and nine months ended September 30, 2005 primarily due to increased levels of government contract activity. Aggregate revenue on governmental contracts totaled $1,015,000 and $2,036,000 for the current comparative periods primarily due to our recently awarded DARPA contract. Backlog on our governmental contracts totaled $2,741,000 at September 30, 2006. Electro-optic product revenues declined by $51,000 and $12,000 for the three and nine months ended September 30, 2006, respectively, over the prior year comparative periods.

Operating Loss. Our Electro-optics segment operating loss declined by $238,000 and $680,000 for the three and nine months ended September 30, 2006, respectively, from the three and nine months ended September 30, 2005. Gross profit increased by $217,000 and $420,000 due primarily to higher levels of government contract revenues during both current comparative periods. Expenses associated with our various agreements with the University of Washington decreased by $48,000 and $715,000 during the three and nine months ended September 30, 2006 as our sponsored research agreement with the University of Washington ended on June 2005. Product development costs, including professional fees and general administrative expenses, increased by $286,000 and $768,000, compensation costs, including bonus expense, associated with additional research personnel decreased by $63,000 and increased by $79,000, patent legal expenses decreased $29,000 and increased by $64,000, and non-cash share-based compensation costs increased by $26,000 and $121,000 due to our adoption of FAS 123R, all during the three and nine months ended September 30, 2006, respectively. Depreciation decreased by $160,000 and $347,000 for the three and nine months ended September 30, 2006, respectively, from the prior year comparative periods due to our asset base becoming more fully depreciated.

Corporate Expenses

Corporate expenses. Certain corporate expenses are not allocated to our segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

Total corporate expenses increased by $533,000 and $771,000 for the three and nine months ended September 30, 2006, respectively, from the prior year comparative periods. Compensation costs, including bonus expense, increased by $213,000 and $278,000 due to an increase in headcount for the three and nine months ended September 30, 2006 from the prior year comparative periods. Non-cash stock based compensation costs increased by $174,000 and $653,000 during both current comparative periods due to our adoption of FAS 123R in 2006. Professional fees increased $109,000 primarily due to consulting, accounting and legal fees for the quarter and decreased by $145,000 during the three and nine months ended September 30, 2006 from the prior year comparative periods due primarily to lower legal fees and improved audit efficiencies resulting in lower accounting fees. General administrative fees including facilities, depreciation and insurance increased $37,000 and decreased $19,000 during the three and nine months ended September 30, 2006, respectively, from the prior year comparative periods.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common and convertible preferred stock, convertible notes and, to a lesser extent, through revenues from development contracts and sales of products. We had an accumulated deficit of $57,692,000 as of September 30, 2006. We had $12.1 million in cash and cash equivalents and investment securities held for sale at September 30, 2006, all of which are classified as short term with maturities less than 12 months beyond the balance sheet date.

The following table summarizes the net cash used in operating activities by business segment for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended				Nine Months Ended
	September 30, 2006				September 30, 2005				Change
	Bioscience	Electro-optics	Corporate	Total	Bioscience	Electro-optics	Corporate	Total

Revenue	$119,000	$2,079,000	$-	$2,198,000	$3,000	$1,266,000	$-	$1,269,000	$929,000
Operating Expenses	(3,190,000)	(4,439,000)	(3,561,000)	(11,190,000)	(1,905,000)	(4,306,000)	(2,896,000)	(9,107,000)	(2,083,000)
Less: non-cash items:									-
Depreciation	101,000	397,000	172,000	670,000	104,000	744,000	144,000	992,000	(322,000)
Non-cash compensation	158,000	192,000	974,000	1,324,000	37,000	72,000	320,000	429,000	895,000
Amortization of investments			134,000	(134,000)			272,000	(272,000)	138,000
Research liability			-	-			(101,000)	(101,000)	101,000
Deferred rent credit			362,000	362,000					362,000
Cash Operating Expenses	(2,931,000)	(3,850,000)	(1,919,000)	(8,968,000)	(1,764,000)	(3,490,000)	(2,261,000)	(8,059,000)	(909,000)
Working capital changes - net			(421,000)	(421,000)			(14,000)	(14,000)	(407,000)
Net cash used in Operating activities
	$(2,812,000)	$(1,771,000)	$(2,340,000)	$(7,191,000)	$(1,761,000)	$(2,224,000)	$(2,275,000)	$(6,804,000)	$(387,000)

Net cash used in operating activities increased by $387,000 to $7,191,000 for the nine months ended September 30, 2006, from $6,804,000 in the prior year period. We used $2,931,000 in cash to fund our Bioscience activities during the first nine months of 2006, an increase of $1,057,000 over the prior year period, primarily due to higher costs associated with product development activities and additional headcount related compensation expenses. We used $1,771,000 in cash to fund our Electro-optics activities during the first nine months of 2006, a decrease of $453,000 over the prior year period, primarily due to higher government contract revenues. We used $2,340,000 in cash to fund corporate expenses during the first nine months of 2006, an increase of $65,000 over the prior year period. Included in other current assets is a $238,000 receivable for tenant improvements.

Net cash provided by investing activities decreased by $2,314,000 to $8,302,000 for the nine months ended September 30, 2006 from $10,616,000 million the prior year period. Capital expenditures totaled $2,082,000 for the nine months ended September 30, 2006 compared with $344,000 for the prior year period. These costs resulted primarily from increased laboratory equipment purchases and costs associated with leasehold improvements. Maturities of investment securities, net of reinvestments, totaled $11,084,000 for the nine months ended September 30, 2006 compared to $10,960,000 for the prior year period.

Net cash provided by financing activities totaled $126,000 and $169,000 for the nine months ended September 30, 2006 and 2005, respectively, all from the net proceeds from the exercise of stock options.

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

We expect that our cash used in operations will increase during the fourth quarter of 2006 and beyond as a result of:

• purchases of additional laboratory and production;
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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that the $12.1 million in cash and investments held for sale, the $16,950,000 we will receive (before expenses) from our recently announced private placement, along with revenues from our existing contractual relationships, combined with any additional future fundings will be sufficient to fund our operations through mid-2008 (See Risk Factors). We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

Subsequent Events

On November 10, 2006, we issued 2,825,000 shares of our common stock at a purchase price of $6.00 per share for an aggregate purchase price of $16,950,000 (before expenses). In addition, we issued warrants to purchase 423,750 shares of common stock to the investors in the private placement which are exercisable at any time until November 10, 2011, at a price of $6.25 per share. The securities issued in the private placement have not been registered under the Securities Act of 1933 , as amended (the “Securities Act”), or state securities laws and may not be offered or sold in the United States absent such registration or an applicable exemption from those registration requirements. We have agreed to register the shares of common stock sold as part of this transaction, and register the shares of common stock issuable upon exercise of the warrants for resale under the Securities Act.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), which allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year with an offsetting adjustment to the opening balance of retained earnings. There have been two common approaches used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated. The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The Company does not expect the adoption of SAB 108, which is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, to have a material impact on its financial statements.

In September of 2006, the FASB issued SFAS No. 157. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. The Company is currently evaluating the impact that FIN 48 will have on its financial condition or results of operations; however, the Company does not believe that the adoption of FIN 48 will have a material impact given its net operating losses.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))

were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the first nine months of fiscal 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

LUMERA CORPORATION

Date: November 14, 2006	/s/ THOMAS D. MINO
Thomas Mino
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2006	/s/ PETER J. BIERE
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