Form 10-Q/A
period 2006-06-30
LUMERA CORP
filed 2006-11-17
CIK 1137399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

TABLE OF CONTENTS

EXPLANATORY NOTE

PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
Item 6 - Exhibits

SIGNATURES

EXHIBITS

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 is being filed solely for the purpose of adding Item 4 - Submission of Matters of a Vote to Security Holders. The original Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Original Report”) filed with the Securities and Exchange Commission on August 11, 2006 inadvertently omitted this item.

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quartered ended June 30, 2006 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quartered ended June 30, 2006 should be read in conjunction with the Company’s other filings with the Securities and Exchange Commission subsequent to the filing of the Original Report.

PART II - OTHER INFORMATION

 ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on June 1, 2006, the stockholders of the Company (1) elected Robert A. Ratliffe, Thomas D. Mino, Fraser Black, Sanjiv Gambhir, M.D., Ph.D., Donald Guthrie, C. James Judson and Joseph J. Vallner as directors of the Company to hold office for a one-year term and no other nominations were made; and (2) failed to approve a proposed amendment to the Company’s Amended and Restated Certificate of Incorporation to reduce the number of preferred shares authorized for issuance from 30 million to 5 million.  The votes were as follows:

	Votes For	Votes Withheld or Opposed	Abstentions	Broker Non-Votes

(1) Election of Directors:
Robert A. Ratliffe	12,860,488	505,631
Thomas D. Mino	13,045,367	320,752
Fraser Black	13,019,988	346,131
Sanjiv Gambhir, M.D., Ph.D.	13,047,127	318,992
Donald Guthrie	13,019,888	346,231
C. James Judson	13,046,027	320,092
Joseph J. Vallner	13,027,127	338,992
(2) Amendment to Amended and Restated Certificate of Incorporation	3,336,901	74,890	57,700	6,387,441

ITEM 6. EXHIBITS

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMERA CORPORATION

Date: November 17, 2006	/s/ THOMAS D. MINO
Thomas Mino Chief Executive Officer (Principal Executive Officer)

Date: November 17, 2006	/s/ PETER J. BIERE
Peter J. Biere Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002