Form 10-K
period 2006-12-31
LUMERA CORP
filed 2007-03-29
CIK 1137399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

__________________

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50862

__________________

LUMERA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

__________________

Delaware	91-2011728
(State or Other Jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Lumera Corporation
19910 North Creek Parkway
Suite 100
Bothell, Washington 98011
(425) 398-6500
(Address, Including Zip Code, of Principal Executive Offices and Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $0.001 par value	NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: none

__________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42,196,000 (based on the closing price for the registrant’s Common Stock on the NASDAQ Global Market of $2.88 per share). For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2007 was 20,055,352.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Shareholders to be held on June 1, 2007 are incorporated herein by reference into Part III of this report.

LUMERA CORPORATION

FORM 10-K

i

PART I

Preliminary Note Regarding Forward-Looking Statements

The information set forth in this report in Item 1 “Business” and in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, our financing needs or plans, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “will,” “would,” “could,” “anticipate,” “estimate,” “target,” “project,” “plan,”, the negative of such terms, and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in Item 1A, “Risk Factors.” Other risks and uncertainties are disclosed in our prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere. We undertake no obligation to revise or update any forward-looking statements.

Item 1. Business

Overview

We were established in 2000 to develop proprietary polymer materials and products based on these materials. We are currently developing products for two primary markets: bioscience and electro-optics. We design and synthesize polymer materials at the molecular level by using our expertise in nanotechnology, which is the development of products and production processes at a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter). Our goal is to optimize the electrical, optical and surface properties of these materials. We use these materials to improve the design, performance and functionality of products for use in biochemical analysis and in optical communications networks and systems. We believe we have developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology.

From our inception through December 31, 2003, we were considered to be in the development stage concentrating primarily on the development of our technology and potential products. Products for wireless networking and biochip applications became available for customer evaluation in early 2004; therefore, we were considered to have exited the development stage in 2004. To date, substantially all of our revenues have come from contracts to develop custom-made electro-optic materials and devices for government agencies. As we transition to a product-based company, we expect to record both revenue and expense from product sales, and to incur increased costs for sales and marketing and to increase general and administrative expense. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

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

During March 2006, we changed the organizational structure of our business to focus on our two primary markets, creating two distinct business segments: bioscience and electro-optics.

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

Markets and Product Opportunities

Bioscience Segment

The Market

Lumera’s Bioscience business segment is focused on delivering tools and applications to the life science and pharmaceutical industry, specifically those concerned with discovering and characterizing proteins. We are currently focused in two primary market segments: Antibodies and kinase inhibitors.

According to Frost and Sullivan, in 2005, the pharmaceutical industry spent $2.3 billion on instruments and consumables for compound screening. We have estimated that therapeutic antibody characterization accounted for approximately $200 million of that amount. While we do not yet have precise data on the kinase inhibitor screening segment, we believe that it is similar in size to the therapeutic antibody segment. According to Frost and Sullivan, nearly $15 billion of the $50 billion that is spent industry wide on pharmaceutical research and development is focused on kinase inhibitors.

Lumera Bioscience Product Opportunity

We are developing a high throughput Surface Plasmon Resonance (“SPR”) biosensor designed to enable discovery and characterization of proteins. In addition, the system is being designed to characterize possible drug candidates that target protein molecules and to facilitate biomarker discovery and protein pathway elucidation. Lumera’s competitive advantage is expected to be the ability to provide researchers kinetic information about protein interactions in a label free and high throughput format.

Our NanoCapture™ Arrays are a family of microarrays targeting specific applications. Our initial product is expected to be a NanoCapture™-Gold microarray on which users will print their own biological content. We envision that future generations of NanoCapture™ Arrays will have specific surface chemistry to enable, and in some cases, enhance the biological assay. Ultimately, we believe we will generate a significantly more valuable consumable by providing the customer with biological content on the microarray.

In early 2005, we acquired exclusive rights within our markets to Helix Biopharma’s Heterodimer Protein Technology (“HPT”) which was recently branded with the trade name ExpressTag™. We believe this technology gives us the necessary basis by which to provide biological content on the microarray, specifically because ExpressTag™ enables proteins to properly orient on a surface allowing them to maintain function.

The traditional commercial markets – e.g., large pharmaceutical companies and biotech companies – look to recognized research organizations and universities for development and validation of core research methodologies. Our commercialization strategy is to place a number of pre-commercial devices with our collaboration partners and research institutions to generate data useful for external validation, to speed application development efforts and to strengthen the functionality of our upcoming commercial release. Demonstrating the value of our products through these opinion leaders will, therefore, allow us to be in a stronger position when we enter these commercial markets.

In 2005 we entered into a collaboration agreement with the Institute for Systems Biology (ISB), an internationally renowned non-profit research institute dedicated to the study and application of systems biology. This agreement was extended in 2006 and is now focused on biomarker discovery, specifically with identifying biomarkers associated with drug induced liver injury. Early results suggest that Lumera’s ProteomicProcessor™ platform can be used to identify new biomarkers. Experiments are ongoing to further quantify and validate the results.

Our collaboration with the Harvard University Medical School (Harvard), which began informally in early 2005, is focused on integrating Harvard’s NAPPA (Nucleic Acid Programmable Protein Array) technology, which provides a simple and cost-effective way to generate a protein biochip, with the ProteomicProcessor™ to read and analyze the biochip. In October 2006, we released an update on Dr. LaBaer’s work in connection with the ProteomicProcessor™. Successful integration of NAPPA on the ProteomicProcessor™ was presented by Harvard researchers at the PepTalk conference in January 2007. Follow on research is focused on developing a new protein biochip containing kinase proteins for use in both kinase interaction studies as well as kinase inhibitor studies.

Currently our beta release devices are installed at the Institute for Systems Biology, Harvard, the Medical University of South Carolina and Baylor Institute for Immunology Research. Additional academic, as well as select commercial beta sites, have expressed an interest in the system.

Our life sciences product development and manufacturing team is focused on bringing all of the necessary features and functions to provide the market with a competitive product. We continue to work through a number of outstanding issues, which are demanding much of the team’s focus, including vendor qualification and building required quality control processes.

Electro-Optics Segment

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

Optical data transfer is significantly faster and more efficient than transfer technologies using only electric signals. Current technologies that translate electric signals into optical signals generally rely on inorganic electro-optic materials which have speed limitations and require higher operating voltages that in turn increase operating temperatures and systems costs. Polymer-based electro-optic modulators appear to provide advantages over current switching technologies based on inorganic materials by increasing switching speed, improving optical transmission properties and lowering operating voltages. Higher switching speeds will permit more cost-effective use of bandwidth for broadband Internet and voice services. Lower operating voltages may enable systems design to eliminate costs and importantly to reduce the heat these systems generate. Polymer modulators are also resistant to radiation, making them highly suitable for satellite communications.

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

There is a growing need in wireless applications for high frequency signals in the millimeter wave range (70 GHz to 100+ GHz) that are generated coherently. Certain high frequencies in this range are attractive for wireless communications since this spectrum can be used to achieve transmission of ultra high data transfer (10 Gbps). Examples of high data transfer uses are transmission of uncompressed high-definition video content, high-speed communication between space or airborne platforms, communications between flight vehicles and ground operations, and temporary restoration of communications infrastructure in a disaster recovery scenario. Thus far, no solution has been developed to address the technical need to serve these applications in a commercially viable way.

By creating a millimeter wave signal in the optical domain, one can generate a coherent signal that is essential for high-data-rate (>10 Gbps) wireless transmission. Modulating the signal in the optical domain allows one to leverage industry standard optical modulation and filtering capabilities already widely deployed in the fiber optic communications infrastructure. This approach takes advantage of lower frequency and lower cost electronic components.

We believe our polymeric electro-optic materials show great advantages for these applications due to their ability of achieving large bandwidth with low driving voltages and processing capabilities in arrays of communications devices with low cross-talk. This market is still evolving but is believed capable of becoming quite large as the need for greater bandwidth continues to accelerate. Companies that are spread between multiple buildings either in a campus setting or within a metropolitan area and transmit backup files of customer data, billing data, etc. would be interested in the ability to service higher traffic loads. Similarly, universities, health care enterprises, and government agencies have high data capacity users. Moreover, in many undeveloped countries, where no fiber optic infrastructure exists, a wireless solution can become a very attractive broadband connectivity option as the wireless bridge offers high data rate transmission at low cost in an integrated solution, while avoiding the expense of digging and laying optical fiber.

Lumera Electro-Optic Product Opportunity

We are developing a new generation of electro-optic modulators and other devices for optical networks and systems based on our proprietary polymer materials. The applications for these advanced materials include electro-optic components such as modulators and ring oscillators, polymer electronics such as high performance diodes and transistors, and optical interconnects for high speed (greater than 20 billion cycles per second) inter and intra semiconductor chip communication. Our polymer-based modulators can operate at speeds up to five times faster than existing inorganic crystalline-based electro-optic modulators and are smaller, lighter and more energy efficient than electro-optic modulators using inorganic crystals. We have designed and manufactured polymer-based electro-optic modulators that operate at speeds up to 95 GHz. We are continuing development efforts to enhance the speed, efficiency and power requirements of electro-optic materials and devices to meet evolving customer requirements and applications.

We are also developing millimeter wave systems which could be used in wireless communication systems applications and in security related applications, offering high data-rate wireless transmission at low cost compared to current last mile wire-line infrastructure. During the fourth quarter of 2006, we completed testing of our prototype millimeter wave wireless bridge, successfully transmitting 10 Gbps at 94 GHz through the use of Gigabit Ethernet and other standard protocols. We also successfully tested a prototype of our multiband, high data-rate adaptive millimeter-wave communication system during the fourth quarter of 2006. Potential customers for these systems include various telecommunications and broadcasting companies as well as defense and security agencies.

In July 2006, the Defense Advanced Research Projects Agency (DARPA) awarded us an 18-month, $3.45 million contract which, based on the achievements of certain milestones, will be followed by a 12-month, $2.43 million contract for a total of $5.9 million over a period of 30 months, which could be shortened if milestone deliveries are accelerated. The objective of the project is to provide high performance polymer optical modulators that are critical in leading-edge defense applications, including terrestrial and satellite RF photonic links and phased array radar. The scope of the 30 month multi-phase project, which can be shortened with acceleration of deliverables, involves developing materials with unprecedented electro-optic coefficients, with qualified thermal and photo-stability and processing them into devices. The combination of reduced drive voltage and optical loss will enable defense applications that are impractical with currently available optical modulator technologies.

Government Research Applications

In addition to our polymer based electro-optic products in development for commercial markets, we develop customized products on a contract basis for U.S. government agencies and government subcontractors, including high performance electro-optic modulators currently unavailable in the commercial market. These development contracts provide us with revenues, help fund our research and development efforts, and provide access to certain technological resources of the government and government subcontractors.

We are currently working on contracts with government agencies to produce polymer-based modulators for use in defense communications and detection systems and phased array radar. In addition to the 30-month DARPA contract discussed above, in March 2007, our longest running contract with a government agency, under which we have been paid a total of $6.9 million since 2001, was renewed for a total of $1.2 million for development work through March 2008. Backlog on our governmental contracts totaled $1,672,000 at December 31, 2006.

Summary of Applications and Product Development

The following table summarizes our target markets, our current and potential products and the initial applications for these products.

Markets	Products	Applications
Bioscience	NanoCapture™ Arrays ProteomicProcessor™	• Protein characterization • Drug development and screening • Biomarker discovery

Electro-Optic Devices	Electro-Optic Modulators High Speed Optical Interconnects	• Satellite communications • Optical switching for telecom components • High speed signal processing (computing) • Terahertz imaging • Defense/aerospace

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

•

Bring customer relevant products to market. We intend to continue to improve our product development process and to design, test and fabricate nanotechnology-based polymer materials and polymer-enabled devices in our facilities. We believe our efforts to vertically integrate our development process will allow us to develop products which satisfy customer demands and take advantage of emerging market opportunities.

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

•

Maintain and broaden our relationships with leading research facilities and personnel. Our relationships with academic institutions and their personnel have been critical to building our technology portfolio and our polymer materials expertise. We intend to continue these types of relationships to access novel technologies and achieve competitive advantages.

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

University of Washington. We collaborate actively with the University of Washington (the “UW”), a leading research institution, to conduct research and development in the field of optical materials technology. In October 2000, we entered into a sponsored research agreement (the “SRA”) with the UW to further the development of electro-optic materials and devices. The sponsored research covered improvements to polymer materials in several areas, including electro-optic activity, optical loss, long-term thermal stability and nanotechnology processibility. Although our formalized SRA has ended, we are continuing our collaboration directly with UW scientists and their departments. We paid the UW a total of $100,000 during 2006 under separate letter agreements.

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

Helix Biopharma/Sensium. We have a licensing agreement with Sensium Technologies, Inc., a subsidiary of Helix BioPharma Corporation, which gives us an exclusive worldwide royalty bearing license in our field of business to a number of patents and the related technology for use in our NanoCapture™ Arrays. Under the terms of the licensing agreement, we paid $250,000 in license fees, half of which we paid upon signing in January 2005 and half in February 2006. We also paid a $125,000 in technology transfer fees during the first half of 2005. The Sensium licensing agreement contains minimum royalty provisions totaling $50,000 for the first royalty year, $100,000 for the second royalty year, $150,000 for the third royalty year and $200,000 thereafter. We must also make a one-time payment to Sensium to reimburse patent legal costs of $200,000 upon the issuance of the latter of two patents currently in the application stage. Our license exclusivity is based upon achieving certain minimum revenues by the fourth royalty year.

Institute for Systems Biology. We participate in a collaborative agreement with the Institute for Systems Biology to use the ProteomicProcessor™ as a novel biomarker platform for discovery of biomarkers associated with drug induced liver injury.

Harvard Medical School. We participate in a collaborative agreement with Harvard Medical School (HMS) and the Harvard Institute of Proteomics, a division of HMS to integrate HMS’s NAPPA™ methodology (nucleic acid programmable protein arrays) with our ProteomicProcessor™ biosensor. The resultant novel protein array will contain kinase proteins which are envisioned for use in drug interaction analysis as well as other fundamental biological studies.

Medical University of South Carolina. Researchers at Medical University of South Carolina (MUSC) are developing a new biomarker platform using the ProteomicProcessor™ specifically to monitor changes in mitochondrial proteins as a function of drug induced stress or toxicity.

Baylor Institute for Immunology Research. Researchers within the Baylor Institute for Immunology Research are using the ProteomicProcessor™ to identify cytokine and chemokine protein expression profiles to further therapeutic vaccine development.

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

We also have arrangements with various individual consultants who are experts in the field of polymers, including a professor at the University of Colorado at Boulder who specializes in novel polymer devices and optically controlled phased-array radar, a professor at the University of Southern California who specializes in material characterization, device processing, optical device design and device applications, a professor at the University of California, Los Angeles who specializes in device processing, optical device design, high-speed radio frequency design and system-level device applications and professors at Georgia Institute of Technology that specialize in the research and development of electro-optic polymeric materials and fabrication processes. The Georgia Tech professors are also principals of AZM. We sponsored approximately $36,000, and $194,000 during 2006, and 2005, respectively of research related to development of optical materials under the terms of a separate letter agreements.

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

•

Use of MEMS based optical systems for biodetection;

•

Methods for anchoring proteins to a planar surface;

•

Competitive assay for small molecule detection

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

We have 19 issued United States patents and approximately 26 currently pending United States patent applications, 6 of which have received notices of allowance. Our patent and patent applications are directed to polymer and small molecule materials, methods of making materials, processing of materials, processing of devices, device designs and microarray analysis methods. We also have an exclusive sublicense in the field of electro-optic polymers to the rights to seven patents from Arizona Microsystems and have licensed 8 patent applications covering technology from the University of Washington. In connection with our transaction with Sensium, we licensed three U.S. patents and rights under patents granted under two additional U.S. patent applications, each of which patents has various corresponding international patents. Our patents will begin to expire in 2021.

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

In March 2006, we changed the organizational structure of our business to focus on our primary markets, creating two distinct business units: bioscience and electro-optics. Each business unit has specific technical service groups supporting our research and product development efforts:

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

Process development and device fabrication. Our process development and device fabrication departments integrate data from the material characterization and testing department to fabricate electro-optic devices (i.e. the modulators, the biological chips. and the ProteomicProcessor™). This department analyzes testing results from electro-optic device and the ProteomicProcessor™ to refine and improve fabrication processes and methods. In addition, the department works closely with the other departments, providing technical proposals on how more efficient materials fabrication processes can help enable superior design.

Device design, testing and packaging. Our device design, testing and packaging departments takes customer specifications and creates an initial device design for electro-optics (modulators) and bioscience (ProteomicProcessor™) using simulation software. Following device fabrication, this department runs a series of optical and electronic tests and creates a report that provides our other departments with directions on enhancing performance in future generations of materials and processes. The department also has the capability to package devices in pilot production quantities.

Manufacturing

We currently manufacture prototype devices and chips in our research facilities. We expect that our in-house facilities will be capable of producing sufficient product quantities to meet initial commercial quantities. We may require additional capacity to meet anticipated further demand. We are investigating leasing additional production laboratory space that would accommodate larger bio-chip and polymer modulator volumes as well as enable polymer modulator production.

Sales and Marketing

As our product commercialization efforts progress we are applying resources to become a customer-focused organization. We are aggressively pursuing sales and marketing of our products, targeting opinion / market leaders and initial customers. We currently have prototypes installed in a number of high profile beta test sites in each of our current target markets, which will serve to validate the instrument and chips, as well as create awareness about our technology. We will leverage these expected initial sales with opinion and market leaders to obtain future contracts and sales references. We are partnering with leading U.S. research institutions and opinion leaders such as the Institute of Systems Biology, the Harvard Institute of Proteomics and others.

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

Competition

The markets that we are targeting for our polymer materials technologies are intensely competitive. In the biotechnology disposables market, we expect to compete with Tactical Fabs, Inc., Erie Scientific Company and Corning Incorporated. In the bioscience instrumentation and tools area we expect to compete with Biacore (GE Healthcare), Applera, Agilent and others. In the electro-optic modulators market, we expect to compete with Fujitsu Limited, Sumitomo Osaka Cement Company, Ltd., Avanex, Inc. and JDS Uniphase Corporation.

We believe the principal competitive factors affecting our markets are the:

•

ability to develop and commercialize polymer-based products, including patent and proprietary rights protection;

•

costs of these products; and

•

ability to enable and improve performance.

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

Employees

As of December 31, 2006, we employed 56 full-time and part-time employees. Our team of chemists, materials scientists, electrical engineers, and optical physicists includes 12 Ph.D.s. From time to time, we also use independent contractors. None of our employees is represented by collective bargaining arrangements. To date, we have experienced no work stoppages, and we believe that our relationship with our employees is good.

Item 1A. Risk Factors

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential products. As a result of these activities, we incurred net losses of $48.7 million from inception through December 31, 2005 and an additional net loss of $12.1 million for the twelve months ended December 31, 2006. We anticipate that we will continue to incur operating losses through at least 2007. As of December 31, 2006, we had an accumulated deficit of $60.8 million.

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

We are developing nanotechnology-enhanced polymer-based products. We do not know when a market for these products will develop, if at all. Our success depends, in part, upon our ability to gain market acceptance of our products. To be accepted, our products must meet the technical and performance requirements of our potential customers. The biochip markets are evolving rapidly and involve many competitors and competing technologies, and the optical communications industry is currently fragmented with many competitors developing different technologies. We expect that only a few of these technologies will ultimately gain market acceptance. Products based on polymer materials may not be accepted by OEMs and systems integrators of optical communications networks. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products. If the markets we are targeting fail to accept polymer-based products or determine that other products are superior, we may not be able to achieve market acceptance of our products.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we will be able to fund our operations at least through 2008. We will require additional capital to continue to fund our operations in future periods. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Such financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

We currently rely heavily on a small number of development contracts with the U.S. Department of Defense and government contractors. The termination or non-renewal of one or more of these contracts could significantly reduce our revenue.

In 2006, 2005, and 2004, 94%, 95%, and 99%, respectively, of our revenue was derived from performance on a limited number of development contracts with various agencies within the U.S. Department of Defense. Any significant disruption or deterioration of our relationships with the Department of Defense could significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and we expect such contracts will be a significant percentage of our revenue for the foreseeable future.

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

We currently have limited sales and marketing capabilities. To date, we have relied on sales and marketing leadership from our Chief Executive Officer, Mr. Mino, and our Vice President of Sales and Marketing, Mr. Lykken. We will need to either hire more sales personnel with expertise in the markets we intend to address or contract with others to provide for sales support. Although our potential products are all based on our polymer materials technology, the potential products themselves address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ. In addition, the markets in which we operate are highly complex and technical; we may not have sufficient expertise to adequately market our products. We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our potential products. Co-promotion or other marketing arrangements with others to commercialize products could significantly limit the revenues we derive from these products, and these parties may fail to commercialize such products successfully.

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

Moreover, competitors may infringe our patents or those that we license, or successfully avoid these patents through design innovation. To combat infringement or unauthorized use, we may need to resort to litigation, which can be expensive and time-consuming and may not succeed in protecting our proprietary rights. In addition, in an infringement proceeding, a court may decide that our patents or other intellectual property rights are not valid or are unenforceable, or may refuse to stop the other party from using the intellectual property at issue on the ground that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect these rights as fully as the laws of the United States.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our current facilities occupy approximately 32,000 square feet of space comprised of approximately 8,000 square feet reserved or dedicated to laboratory space for biology, materials design and characterization, clean room, device design and testing and manufacturing space, and 24,000 square feet of general office space at our headquarters facility in Bothell, Washington. We believe that our facilities, which are subject to a five year lease which began on April 7, 2006, will accommodate our office and laboratory space requirements for the foreseeable future. Additional manufacturing facilities may be required to produce large commercial quantities of our products.

Item 3. Legal Proceedings

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes the adverse outcome of which would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2006.

Item 4A. Executive Officers

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Mr. Mino also serves as director of Lumera. The following persons serve as executive officers of Lumera:

Thomas D. Mino, age 60, has served as Chief Executive Officer, President and a director since September 2001. From November 1999 to September 2001, he served as Vice President and General Manager of the high-speed long-haul business unit of Agere Systems Inc., an optical components supplier. From 1991 to

October 1998, Mr. Mino served as President and Chief Executive Officer of Synergy Semiconductor Corp., a specialty high-speed semiconductor manufacturer. Mr. Mino has a B.S.E.E. degree in Electrical Engineering from the University of Pittsburgh.

Daniel C. Lykken, age 53, has served as Vice President of Sales and Marketing since April 2004. From February 2003 to February 2004, Mr. Lykken served as Vice President Worldwide Sales of TeleSym Inc., a voice-over-Internet Protocol software company. From February 2002 to February 2003, Mr. Lykken served as a Strategic Account Team Manager of WatchMark Corporation, a service assurance and operational support system software provider. From October 2000 to August 2001, Mr. Lykken served as Director of Sales of Talk2 Technologies, Inc., an enhanced services provider to telecommunication carriers. From November 1999 to October 2000, Mr. Lykken served as Partner and Director of Sales of Meridian Venture Catalyst, LLC, a venture catalyst firm. From June 1999 to November 1999, Mr. Lykken served as Senior Sales Executive of Hitachi Data Systems, a data storage company. Mr. Lykken served in sales and sales management positions over his eight plus years at Sequent Computer Systems. Prior to Sequent Computer Systems, Mr. Lykken served five years as Western Region OEM Sales Executive for NCR Corporation. Mr. Lykken has a B.S. degree in Economics from Concordia College.

Peter J. Biere, age 50, has served as Vice President, Chief Financial Officer and Treasurer of Lumera Corporation since August 2004. From September 2003 to August 2004, Mr. Biere acted as Interim CEO and CFO of Entrées, Inc. From February 2002 to August 2003, Mr. Biere provided financial consulting services. From July 1999 to January 2002, Mr. Biere served as Chief Financial Officer of Locate Networks, a location-based wireless service provider. From May 1993 to July 1999, Mr. Biere served as Senior Vice President and Chief Financial Officer of Zones, Inc., where he helped lead that company’s initial public offering. Mr. Biere has a B.A. in Accounting and an M.A. in Accounting from the University of Iowa.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock trades on the NASDAQ Global Market under the symbol “LMRA.” As of March 1, 2007 there were approximately 5,627 holders of record of 20,055,352 shares of Common Stock outstanding. We have never declared or paid cash dividends on our Common Stock. We currently anticipate that we will retain any future earnings to fund our operations and do not anticipate paying dividends on the Common Stock in the foreseeable future.

Our Common Stock began trading publicly on July 26, 2004. The quarterly high and low sales prices of our common stock as reported by the NASDAQ Global Market for the last eight quarterly periods are as follows:

	Common Stock
Quarter Ended	High	Low

March 31, 2005	$7.90	$4.50
June 30, 2005	5.65	3.50
September 30, 2005	5.15	4.40
December 31, 2005	5.15	3.58
March 31, 2006	5.25	3.55
June 30, 2006	4.13	2.67
September 30, 2006	3.27	1.71
December 31, 2006	10.35	1.45

The Company did not repurchase any of its equity securities during 2006.

Equity Compensation Plan Information

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this annual report on Form 10-K.

Stock Performance Graph

The performance graph below is required by the Securities and Exchange Commission and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference and shall not otherwise be deemed soliciting material or filed under such acts.

The following graph compares the cumulative total shareholder return on an initial $100 investment in our common stock since July 26, 2004, the date of our initial public offering, to two indices: the NASDAQ Stock Market Index and an index of peer companies selected by the Company (“Peer Index”). The companies in the Peer Index are as follows: Applera Corporation, Ciphergen Biosytems, Inc., Avenex, Inc. and JDSU. The past performance of our common stock is not an indication of future performance. We cannot assure you that the price of our common stock will appreciate at any particular rate or at all in future years.

	Base Period	Years Ended
Company/Index	07/26/04	12/31/04	12/31/05	12/31/06
LUMERA	$100.00	$126.44	$61.41	$100.33
NASDAQ U.S. INDEX	$100.00	$117.44	$119.05	$130.30
PEER GROUP	$100.00	$114.38	$74.65	$88.06

Item 6. Selected Financial Data

Selected financial data presented below has been derived from and should be read in conjunction with our audited financial statements and the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated and included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future. A summary of selected annual financial data from January 1, 2002 through December 31 of each year-end is presented below:

	Year ended December 31,
	2006	2005	2004	2003	2002

Revenue	$3,356,000	$1,509,000	$989,000	$1,725,000	$946,000
Cost of revenue	1,911,000	922,000	651,000	1,014,000	330,000
Gross Profit	1,445,000	587,000	338,000	711,000	616,000

Research and development expense	6,734,000	6,540,000	4,561,000	7,602,000	8,300,000
Marketing, general and administrative expense	7,670,000	5,155,000	4,588,000	1,270,000	1,221,000

Total operating expenses	14,404,000	11,695,000	9,149,000	8,872,000	9,521,000

Loss from operations	(12,959,000)	(11,108,000)	(8,811,000)	(8,161,000)	(8,905,000)

Interest income	841,000	655,000	237,000	39,000	199,000
Interest expense	—	—	(349,000)	—	—

Net Loss	(12,118,000)	(10,453,000)	(8,923,000)	(8,122,000)	(8,706,000)

Deemed dividend upon issuance of mandatorily redeemable convertible preferred stock	—	—	(500,000)	—	—

Net Loss Available to Common Shareholders	$(12,118,000)	$(10,453,000)	$(9,423,000)	$(8,122,000)	$(8,706,000)

Net Loss per Share – Basic and Diluted	$(0.70)	$(0.63)	$(0.89)	$(1.31)	$(1.41)

Weighted-Average Shares Outstanding – Basic and Diluted	17,256,070	16,607,653	10,613,606	6,172,000	6,172,000

	December 31,
Balance Sheet Data:	2006	2005	2004	2003	2002

Cash and cash equivalents and investment securities	$26,309,000	$21,756,000	$18,965,000	$560,000	$3,116,000
Working Capital	25,795,000	20,832,000	18,130,000	314,000	3,741,000
Total Assets	31,132,000	23,706,000	32,886,000	4,058,000	8,589,000
Total Liabilities	2,239,000	1,552,000	1,493,000	2,741,000	1,746,000
Mandatorily redeemable confertible preferred stock	—	—	—	27,206,000	24,603,000
Total Shareholders’ Equity (Deficit)	$28,893,000	$22,154,000	$31,393,000	$(25,889,000)	$(17,760,000)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our financial statements and related notes that are included elsewhere in this annual report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors” or in other parts of this annual report on Form 10-K. We assume no obligation to update the forward-looking statements or such risk factors.

Overview

We were established in 2000 to develop proprietary polymer materials and products based on these materials. We are currently developing products for two primary markets: bioscience and electro-optics. We design and synthesize polymer materials at the molecular level by using our expertise in nanotechnology, which is the development of products and production processes at a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter). Our goal is to optimize the electrical, optical and surface properties of these materials. We use these materials to improve the design, performance and functionality of products for use in biochemical analysis and in optical communications networks and systems. We believe we have developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology.

From our inception through December 31, 2003, we were considered to be in the development stage concentrating primarily on the development of our technology and potential products. Products for wireless networking and biochip applications became available for customer evaluation in early 2004; therefore, we were considered to have exited the development stage in 2004. To date, substantially all of our revenues have come from contracts to develop custom-made electro-optic materials and devices for government agencies. As we transition to a product-based company, we expect to record both revenue and expense from product sales, and to incur increased costs for sales and marketing and to increase general and administrative expense. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

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

We were a subsidiary of Microvision, Inc. from our inception in early 2000 through our public offering in July 2004. Until December 31, 2004, we obtained certain administrative services from Microvision through an inter-company services arrangement. Our facilities were subleased from Microvision through April 6, 2006. We entered into a direct lease agreement which expanded our current facility on April 7, 2006. We no longer have any agreements with Microvision other than certain purchase agreements pursuant to which we purchase certain electronic components at fair market value.

The following table reflects payments made to Microvision for electronic components and other services under the former Microvision Agreement during 2006, 2005, and 2004:

	2006	2005	2004

Electronic Components	$209,000	$—	$—
Rent	99,000	323,000	320,000
Allocated Services	27,000	89,000	57,000
Fees	—	—	60,000
Total	$335,000	$412,000	$437,000

During March of 2006, we changed the organizational structure of our business to focus on our primary markets, creating two distinct business segments: bioscience and electro-optics. The status of our product commercialization efforts in each of our business segments is summarized below.

Bioscience Segment

We are developing a high throughput Surface Plasmon Resonance (“SPR”) biosensor designed to enable discovery and characterization of proteins. In addition, the system is being designed to characterize possible drug candidates that target protein molecules and to facilitate biomarker discovery and protein pathway elucidation. Lumera’s competitive advantage is expected to be the ability to provide researchers kinetic information about protein interactions in a label free and high throughput format.

Our NanoCapture™ Arrays are a family of microarrays targeting specific applications. Our initial product is expected to be a NanoCapture™-Gold microarray on which users will print their own biological content. We envision that future generations of NanoCapture™ Arrays will have specific surface chemistry to enable and in some cases enhance the biological assay. Ultimately, we believe we will generate a significantly more valuable consumable.

In early 2005, we acquired exclusive rights within our markets to Helix Biopharma’s Heterodimer Protein Technology (“HPT”) which was recently branded with the trade name ExpressTag™. We believe this technology gives us the necessary basis by which to provide biological content on the microarray, specifically because ExpressTag™ enables proteins to properly orient on a surface allowing them to maintain function.

The traditional commercial markets – e.g., large pharmaceutical companies and biotech companies – look to recognized research organizations and universities for development and validation of core research methodologies. Our commercialization strategy is to place a number of pre-commercial devices with our collaboration partners and research institutions to generate data useful for external validation, to speed application development efforts and to strengthen the functionality of our upcoming commercial release. Demonstrating the value of our products through these opinion leaders will, therefore, allow us to be in a stronger position when we enter these commercial markets.

In 2005 we entered into a collaboration agreement with the Institute for Systems Biology (ISB), an internationally renowned non-profit research institute dedicated to the study and application of systems biology. This agreement was extended in 2006 and is now focused on biomarker discovery, specifically with identifying biomarkers associated with drug induced liver injury. Early results suggest that Lumera’s ProteomicProcessor™ platform can be used to identify new biomarkers. Experiments are ongoing to further quantify and validate the results.

Our collaboration with the Harvard University Medical School, which began informally in early 2005, is focused on integrating Harvard’s NAPPA (Nucleic Acid Programmable Protein Array) technology, which provides a simple and cost-effective way to generate a protein biochip, with the ProteomicProcessor™ to read and analyze the biochip. In October 2006, we released an update on Dr. LaBaer’s work in connection with the ProteomicProcessor™. Successful integration of NAPPA on the ProteomicProcessor™ was presented by Harvard researchers at the PepTalk conference in January 2007. Follow on research is focused on developing a new protein biochip containing kinase proteins for use in both kinase interaction studies as well as kinase inhibitor studies.

Currently our beta release devices are installed at the Institute for Systems Biology, Harvard, the Medical University of South Carolina and Baylor Institute for Immunology Research. Additional academic, as well as select commercial beta sites, have expressed an interest in the system.

Our life sciences product development and manufacturing team is focused on bringing all of the necessary features and functions to provide the market with a competitive product. We continue to work through a number of outstanding issues, which are demanding much of the team’s focus, including vendor qualification and building required quality control processes.

Electro-Optics Segment

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

We are also developing millimeter wave systems which could be used in wireless communication systems applications and in security related applications, offering high data-rate wireless transmission at low cost compared to current last mile wire-line infrastructure. During the fourth quarter of 2006 we completed testing of our prototype millimeter wave wireless bridge, successfully transmitting 10 Gbps at 94 GHz through the use of Gigabit Ethernet and other standard protocols. We also successfully tested a prototype of our multiband, high data-rate adaptive millimeter-wave communication system during the fourth quarter of 2006. Potential customers for these systems include various telecommunications and broadcasting companies as well as defense and security agencies. We anticipate that commercial versions of our millimeter wave communications systems could be available within eighteen months.

In July 2006, the Defense Advanced Research Projects Agency (DARPA) awarded us an 18-month, $3.45 million contract which, based on the achievements of certain milestones, will be followed by a 12-month, $2.43 million contract for a total of $5.9 million over 30 months, less if milestones deliveries are accelerated. The objective of the project is to provide high performance polymer optical modulators that are critical in leading-edge defense applications, including terrestrial and satellite RF photonic links and phased array radar. The scope of the 30 month multi-phase project, which can be shortened with acceleration of deliverables, involves developing materials with unprecedented electro-optic coefficients, with qualified thermal and photo-stability and processing them into devices. The combination of reduced drive voltage and optical loss will enable defense applications that are impractical with currently available optical modulator technologies.

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

	Wideband Polymer Modulator		Polymer-Based Linear Modulator		Electrooptic Organic Polymer		Polymer-Based Milimeter Wave Detection		Polymers w/Exc High Electro-Optic Coefficients		Other
	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue

2001	$1,623,000	$821,000
2002	1,031,000	885,000			$149,000	$61,000
2003	950,000	1,118,000	$497,000	$95,000	400,000	488,000					$24,000	$24,000
2004	1,114,000	780,000		192,000
2005	1,000,000	1,161,000		210,000			$411,000	$41,000			21,000	21,000
2006	50,000	1,003,000						370,000	$3,454,000	$1,782,000
	$5,768,000	$5,768,000	$497,000	$497,000	$549,000	$549,000	$411,000	$411,000	$3,454,000	$1,782,000	$45,000	$45,000

Backlog on our governmental contracts totaled $1,672,000 at December 31, 2006. Our revenue from government contracting has fluctuated year to year and we expect that future periods could also fluctuate significantly.

We also generate revenue through sales of our products to research institutes – both private and in universities, original equipment manufacturers (“OEMs”), drug discovery and/or diagnostic companies, industry partners and through development contracts. We expect that future revenue from U.S. government contracts will decrease as a percentage of revenue and that product revenue from the sale of commercial products will increase both on a dollar basis and as a percentage of revenue in future years. Revenue from product shipments was less than 10% of total revenues for all years.

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

Cost of product revenue includes direct labor and material costs and allocated indirect costs. We currently utilize our research and development facilities to manufacture our products until demand for these products justify separate manufacturing facilities. Indirect cost is allocated to the cost of product revenues based upon direct labor required during the manufacturing process, but only to the extent of product revenue. We record product costs in excess of revenues as research and development costs.

We expect that cost of revenue on a dollar basis will increase in the future as a result of anticipated sales of products, additional development contract work that we expect to perform, and commensurate growth in our personnel and technical capacity required to perform on these contracts.

Research and Development Expense. Research and development expense consists primarily of:

•

laboratory operations, outsourced development and processing work;

•

research fees paid to the University of Washington and other educational institutions for contract research;

•

compensation for employees and contractors engaged in internal research and product development activities;

•

costs incurred in acquiring and maintaining licenses; and

•

related operating expenses.

A significant portion of our research and development expense through June 2005 related to cash payments and a grant of common stock pursuant to our Sponsored Research Agreement with the University of Washington (the “UW”). We issued 802,414 shares of common stock in January 2001 to UW, recognizing $3.0 million of research and development expense through February 2004. Cash payments under the Sponsored Research Agreement, following several amendments, totaled $5.75 million. We have ongoing minimum royalty obligations required by a technology licensing agreement with the UW totaling $75,000 annually. We are currently funding researchers at the UW and other institutions to conduct ongoing research activities on a project basis.

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

We expect marketing, general and administrative expense to increase in 2007 and beyond as we:

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

Interest Income. Interest income consists of earnings from investment securities. Dividend and interest income are recognized when earned. Realized gains and losses would be included in other income.

Income Taxes. From inception through December 31, 2006, we have generated federal net operating loss carry forwards of approximately $55.7 million and research and development credits of approximately $1.3 million. Our net operating loss carry forwards begin expiring in 2018 through 2026. In some circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to use a portion of our net operating loss carry forwards. We have recorded a valuation allowance for the full amount of its potential future tax benefits.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, contract losses, bad debts, stock-based compensation, income taxes, investments and contingencies and litigation. We base our estimates on historical experience, terms of existing contracts, information provided by our current and prospective customers and strategic partners, information available from other outside sources, and on various other assumptions management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue from product shipments is recognized in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition”. Revenue is recognized when there is sufficient evidence of an arrangement, the selling price is fixed and determinable and collection is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense and the associated liability recorded was not material for any periods presented.

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

Stock-based Compensation

We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) effective January 1, 2006 and have applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations and we accounted for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18. We also complied with the disclosure provisions of SFAS No. 123 which required fair value recognition for employee stock-based compensation.

We adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. We recorded $1,776,000 of employee stock-based compensation in operating expenses for the year ended December 31, 2006, increasing our loss per share by $0.10.

We elected to continue using the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as we used previously under the disclosure-only provisions of SFAS 123. Previously measured but unrecognized compensation expense for all unvested options outstanding as of January 1, 2006 and share-based payments granted subsequent to January 1, 2006, compensation expense, both based on the fair value on the date of grant, will be recognized on an accelerated basis over the requisite service period. As of December 31, 2006, there was $1.6 million of unrecognized compensation cost, net of expected forfeitures, with the majority of the remaining being recognized over the next four quarters. Going forward, stock compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

We continue to use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected option term of 6.25 years is based on the vesting terms of the respective options and a contractual life of ten years using the simplified method calculation as defined by SAB 107. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our estimates of expected volatility rate ranged from 56% to 74% for the year ended December 31, 2006. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

FAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest; therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Our estimated forfeiture rate is 4%. If the actual number of forfeitures differs from those we estimated, additional adjustments to compensation expense may be required in future periods. We did not make any forfeiture related adjustments to compensation expense for the year ended December 31, 2006. We may modify the method in which we issue incentive awards to our employees through stock-based compensation in future periods. The impact of forfeitures on previously recognized compensation expense for unvested options at January 1, 2006, was immaterial; therefore, we have not recorded a cumulative effect adjustment related to the change in accounting principle.

Comparison of Years ended December 31, 2006 and December 31, 2005

	Year Ended December 31,		Percentage Change
	2006	2005

Revenue	$3,356,000	$1,509,000	122%
Cost of revenue	1,911,000	922,000	107%
Research and development expenses	6,734,000	6,540,000	3%
Marketing, general and administrative expenses	7,670,000	5,155,000	49%
Interest income	841,000	655,000	28%

Revenue. Revenue increased by $1,847,000 to $3,356,000 for the year ended December 31, 2006 from $1,509,000 for the year ended December 31, 2005. Revenue on government contracts, which totaled $3,155,000 in 2006, increased by $1,722,000 over 2005 due primarily to our recently awarded DARPA contract. Product sales revenue totaled $201,000 in 2006, up $125,000 from 2005 due primarily to initial sales of beta-release Proteomic Processors. Our contract revenue backlog totaled $1,672,000 at December 31, 2006.

Cost of Revenue. Cost of revenue increased by $989,000 to $1,911,000 for the year ended December 31, 2006 from $922,000 for the year ended December 31, 2005. Cost of contract revenue, which totaled $1,785,000, in 2006 increased by $899,000 over 2005 due primarily to higher labor costs and related overhead allocation associated with higher levels of government contract activities during 2006.

Research and Development Expense. Research and development expense increased $194,000 to $6,734,000 for the year ended December 31, 2006, from $6,540,000 for the year ended December 31, 2005. Product development costs, including professional fees and materials and equipment costs, which totaled $3,262,000 in 2006, increased by $1,853,000 over 2005 due primarily to an increase in consulting fees. Compensation costs, including bonus expense, associated with additional research personnel, which totaled $2,305,000 in 2006, increased by $153,000 over 2005. Facilities and general and administrative expenses increased by $134,000 to $1,197,000 in 2006 due primarily to increased facilities costs to accommodate growth. Non-cash compensation increased by $272,000 in 2006 to $367,000 due primarily to the adoption of FAS 123R. Labor related overhead costs reclassified to the cost of government contracts totaled $1,303,000 in 2006 or $707,000 more than in 2005 due to a higher level of government contracting activities. Expenses associated with our various agreements with the University of Washington (UW) decreased by approximately $606,000 in 2006 due primarily to the cessation of payments under our Sponsored Research Agreement with the UW which ended during 2005. Depreciation expense decreased by $500,000 in 2006 as our fixed asset base is becoming more fully depreciated. License and royalty fees decreased by $409,000 in 2006 due to primarily to technology transfer expenses associated with our Sensium license acquisition incurred during 2005.

The following table summarizes the payments made and expenses recognized under the various UW Agreements for the comparative periods:

	2006	2005

Payments made	$175,000	$1,018,000

Sponsored research	$—	$650,000
Contract research	105,000	—
Optical materials	105,000	166,000
Minimum royalty	75,000	75,000
Expenses recorded on payments	$285,000	$891,000

Total expense recorded	$285,000	$891,000

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $2,516,000 to $7,670,000 for the year ended December 31, 2006 from $5,155,000 for the year ended December 31, 2005. Non-cash compensation expense increased in 2006 by $1,034,000 due to the adoption of FAS 123R. Compensation costs, including bonus expense, associated with additional marketing and finance personnel and our business segment realignment increased by $947,000 to $3,133,000 in 2006, compared to $2,186,000 in 2005.

General and administrative expenses, including professional fees, depreciation, travel and insurance costs, increased by $303,000 in 2006 to $2,796,000 and facilities expense increased by $231,000 due to our facilities expansion.

Interest Income. Interest income increased $186,000 to $841,000 for the year ended December 31, 2006 from $655,000 in 2005 due primarily to increased investment returns in 2006 and to higher levels of investments following the completion of our November 2006 financing.

Comparison of Years ended December 31, 2005 and December 31, 2004

Revenue. Revenue increased by $520,000 to $1,509,000 for the year ended December 31, 2005 from $989,000 for the year ended December 31, 2004. Revenue on government contracts, which totaled $1,433,000 in 2005, increased by $461,000 over 2004; $399,000 of this additional revenue related to contracts that were continuing from 2004 and $62,000 related to contracts awarded in 2005. Product sales revenues totaled $76,000 for 2005 compared to $17,000 in 2004. Product sales during 2005 consisted entirely of sample sized orders of products used in further development efforts or commercial feasibility studies. Our contract revenue backlog totaled $1,323,000 on two government contracts at December 31, 2005.

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

Research and Development Expense. Research and development expense increased $1,979,000 to $6,540,000 for the year ended December 31, 2005, from $4,561,000 for the year ended December 31, 2004. Expenses associated with our various agreements with the University of Washington increased by approximately $1.7 million in 2005 from 2004. Expenses under our Sponsored Research Agreement with the University of Washington, which ended during 2005, totaled $650,000 compared to a net benefit of $1.2 million in 2004. In 2004, we recorded a $2.4 million benefit in 2004 to reduce previously expensed costs as a result of an amended payment schedule which reduced total required payments to the UW from $9 million under the terms of the original agreement to $5.75 million. Consulting fees associated primarily with device and package design, which totaled $877,000 in 2005, increased by $614,000 over 2004. License and royalty fees associated primarily with our Sensium license agreement were $405,000 higher in 2005 and materials and supplies were $341,000 higher in 2005. Amortization of non-cash stock-based compensation expense associated with stock options granted to research personnel during 2004 at prices below market value totaled $95,000 during 2005, down $478,000 from $573,000 during 2004. Expenses associated with technology transfer and patent expense reimbursement with Arizona Microsystems totaled $322,000 in 2004. In addition, labor related overhead costs applied to the cost of government contracts was $ 258,000 higher in 2005 leading to a decline in research and development expense

The following table summarizes the payments made and expenses recognized under the various UW Agreements for the comparative periods:

	2005	2004

Payments made	$1,018,000	$800,000

Sponsored research	$650,000	$(1,223,000)
Optical materials	166,000	50,000
Minimum royalty	75,000	75,000
Expenses recorded on payments	$891,000	$(1,098,000)
		159,000
Total expense recorded	$891,000	$(939,000)

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

Segment Revenues and Operating Loss

During March 2006, we changed the organizational structure of our business to focus on primary markets, creating two distinct segments: bioscience and electro-optics. Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information in Note 13 – Segment Information in the Financial Statements is presented on a basis consistent with our internal management reporting and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately. Periods prior to March 2006 have been revised to reflect our best estimates of segment activity as if they had been in existence during the comparative periods and are being restated to reflect our internal organization changes to conform to the current period presentation.

Comparison of the Years Ended December 31, 2006 and December 31, 2005

Summary

	For the Years Ended December 31,
	2006	2005
Revenue
Bioscience Segment	$119,000	$9,000
Electro-optics Segment	3,237,000	1,500,000
Total	$3,356,000	$1,509,000

Operating Loss
Bioscience Segment	$(4,383,000)	$(2,590,000)
Electro-optics Segment	(3,097,000)	(4,254,000)
Corporate Expense	(5,479,000)	(4,264,000)
Total	$(12,959,000)	$(11,108,000)

Bioscience Segment

Revenue. Revenue increased by $110,000 to $119,000 for the year ended December 31, 2006 from $9,000 for the year ended December 31, 2005 primarily due to initial sales of beta release ProteomicProcessor™ during 2006.

Operating Loss. Our Bioscience segment operating loss increased by $1,793,000 to $4,383,000 for the year ended December 31, 2006 from $2,590,000 for the year ended December 31, 2005 primarily due to additional personnel expenses and efforts associated with commercializing our ProteomicProcessor™ and related applications. Compensation costs, including bonus expense, associated with additional research personnel increased by $828,000 in 2006. Product development costs, including professional fees and general administrative expenses, increased by $1,052,000 during 2006. Non-cash share-based compensation costs increased by $181,000 in 2006, due primarily to the adoption of FAS 123R. Our Sensium license acquisition fees decreased by $404,000 in 2006. Labor related overhead costs applied to the cost of product development was $86,000 higher in 2006 leading to a decline in research and development expense.

Electro-optics Segment

Revenue. Revenue increased by $1,737,000 to $3,237,000 for the year ended December 31, 2006 from $1,500,000 for the year ended December 31, 2005. Aggregate revenue on governmental contracts, which totaled $3,155,000 in 2006, increased by $1,722,000 over 2005 primarily due to our recently awarded DARPA contract. Product revenue, which totaled $82,000 and $67,000 in 2006 and 2005, respectively, was constituted by sales of research quantities of polymer materials and modulator chips and devices. Backlog on our governmental contracts totaled $1,672,000 at December 31, 2006.

Operating Loss. Our Electro-optics segment operating loss decreased by $1,156,000 to $3,097,000 for the year ended December 31, 2006, from $4,254,000 for the year ended December 31, 2005. Gross profit increased by $845,000 in 2006 due primarily to higher levels of government contract revenues during the year. Expenses associated with our various agreements with the University of Washington decreased by $606,000 for the year ended December 31, 2006 as our sponsored research agreement with the University of Washington ended on June 2005. Product development costs, including professional fees and general administrative expenses, increased by $528,000 in 2006. Compensation costs, including bonus expense, decreased by $14,000, and non-cash share-based compensation costs increased by $175,000 due to our adoption of FAS 123R, all during the year ended December 31, 2006. Depreciation decreased by $478,000 in 2006 as our asset base is becoming more fully depreciated. Labor related overhead costs applied to the cost of government contracts was $621,000 higher in 2006 leading to a decline in research and development expense.

Corporate Expenses

Corporate expenses. Certain corporate expenses are not allocated to our segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

Total corporate expenses increased by $1,215,000 to $5,479,000 for the year ended December 31, 2006, from $4,264,000 in 2005. Non-cash stock based compensation costs increased by $950,000 for the year ended December 31, 2006 due to our adoption of FAS 123R in 2006. Compensation costs, including bonus expense, increased by $286,000 due to an increase in headcount for the year ended December 31, 2006 from the prior year comparative period. Professional fees decreased $65,000 for the year ended December 31, 2006 due primarily to lower legal fees and audit fees. General administrative fees including facilities, depreciation and insurance increased $43,000 for the year ended December 31, 2006 from the year ended December 31, 2005.

Comparison of Years Ended December 31, 2005 and December 31, 2004

Summary

	For the Years Ended
	2005	2004
Revenue
Bioscience Segment	$9,000	$—
Electro-optics Segment	1,500,000	989,000
Total	$1,509,000	$989,000

Operating Loss
Bioscience Segment	$(2,590,000)	$(822,000)
Electro-optics Segment	(4,254,000)	(3,738,000)
Corporate Expense	(4,264,000)	(4,590,000)
Total	$(11,108,000)	$(9,150,000)

Bioscience Segment

Revenue. Revenue totaled $9,000 for the year ended December 31, 2005 as we began selling sample sized orders of micro arrays. We had no Bioscience revenue in 2004.

Operating Loss. Our Bioscience segment operating loss increased by $1,768,000 to $2,590,000 for the year ended December 31, 2005, from $822,000 in 2004. Compensation costs, including bonus expense, associated with additional research personnel increased by $455,000 in 2005. Product development costs, including professional fees and general administrative expenses, increased by $937,000 during the year ended December 31, 2005. License and royalty fees associated primarily with our Sensium license agreement were $405,000 higher in 2005.

Electro-optics Segment

Revenue. Revenue increased by $511,000 to $1,500,000 for the year ended December 31, 2005, from $989,000 in 2004 primarily due to the increased level of government contract activity. Aggregate revenue on governmental contracts, which totaled $1,433,000 in 2005, increased by $461,000 over 2004 primarily due to increased activity on our various contracts. Product revenue, which totaled $67,000 and $17,000 in 2005 and 2004, respectively, consisted of sales of sample sized orders of polymer materials and modulator chips and devices. Backlog on our governmental contracts totaled $1,323,000 at December 31, 2005.

Operating Loss. Our Electro-optics segment operating loss increased by $855,000 to $4,254,000 for the year ended December 31, 2005, from $3,399,000 in 2004. Gross profit increased by $248,000 in 2005 due primarily to higher levels of government contract revenues during the year. Expenses associated with our various agreements with the University of Washington increased by $1,725,000 in 2005. Expenses under our Sponsored Research Agreement with the University of Washington, which ended during 2005, totaled $650,000 compared to a net benefit of $1.2 million in 2004. Product development costs, including other professional fees and general administrative expenses, increased by $313,000 primarily due to increased materials and supplies expense and increased subcontractor and consulting expense. Compensation costs, including bonus expense, decreased by $387,000, and non-cash share-based compensation costs decreased by $403,000 in 2005. Labor related overhead costs applied to the cost of government contracts was $144,000 higher in 2005 leading to a decline in research and development expense.

Corporate Expenses

Corporate expenses. Certain corporate expenses are not allocated to our segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

Total corporate expenses decreased by $326,000 to $4,264,000 for the year ended December 31, 2005, from $4,590,000 in 2004. Compensation costs increased by $337,000 due to an increase in headcount for the year ended December 31, 2005 and incentive compensation decreased by $356,000 from the prior year ended December 31, 2004 to align expected payouts and performance. Non-cash amortization expenses related to 2004 stock option grants at below market prices declined by $983,000 in 2005. Professional fees increased $130,000 for the year ended December 31, 2005 due primarily to an increase in legal fees and accounting and audit fees. General administrative fees including facilities, depreciation and insurance increased $549,000 for the year ended December 31, 2005 from the year ended December 31, 2004.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common stock and convertible preferred stock and, to a lesser extent, through revenues from development contracts and sales of products. Our accumulated deficit, which represents the cumulative net loss since our inception, totaled $60.8 million at December 31, 2006.

In November 2006, we issued 2,825,000 shares of our common stock at a purchase price of $6.00 per share for an aggregate purchase price of $16,950,000. Cash proceeds from the offering totaled $15.7 million, after transaction expenses. The securities, which were not registered for sale at the time of the offering, were registered under the Securities Act of 1933 with the SEC in December 2006.

We had $26.3 million in cash and cash equivalents and investment securities at December 31, 2006, all of which are classified as short term with maturities less than 12 months beyond the balance sheet date.

Operating Activities. We used $9.6 million, $8.2 million and $7.3 million in cash and cash equivalents to fund operating activities during the years ending December 31, 2006, 2005 and 2004, respectively.

The following table summarizes the net cash used from operating activities by business segment for the years ended December 31 2006 and 2005:

	Year Ended December 31, 2006				Year Ended December 31, 2005				Change
	Bioscience	Electro-optics	Corporate	Total	Bioscience	Electro-optics	Corporate	Total
Gross Profit	$13,000	$1,432,000	$—	$1,445,000	$—	$587,000	$—	$587,000	$858,000
Operating Expenses	(4,397,000)	(4,529,000)	(5,478,000)	(14,404,000)	(2,590,000)	(4,840,000)	(4,265,000)	(11,695,000)	(2,709,000)
Less: non-cash items:				—					—
Depreciation	114,000	489,000	272,000	875,000	135,000	969,000	193,000	1,297,000	(422,000)
Non-cash compensation	224,000	264,000	1,288,000	1,776,000	43,000	89,000	337,000	469,000	1,307,000
Amortization of investments	—	—	(182,000)	(182,000)	—	—	254,000	254,000	(436,000)
Research liability	—	—	—	—	—	—	(101,000)	(101,000)	101,000
Deferred rent credit	—	—	343,000	343,000	—	—	—	—	343,000
Cash Operating Expenses	(4,059,000)	(3,776,000)	(3,757,000)	(11,592,000)	(2,412,000)	(3,782,000)	(3,582,000)	(9,776,000)	(1,816,000)
Interest Income	—	—	841,000	841,000	—	—	655,000	655,000	186,000
Working capital changes - net	—	—	(261,000)	(261,000)	—	—	325,000	325,000	(586,000)
Net cash used in operating activities	$(4,046,000)	$(2,344,000)	$(3,177,000)	$(9,567,000)	$(2,412,000)	$(3,195,000)	$(2,602,000)	$(8,209,000)	$(1,358,000)

Net cash used to fund operating activities increased by $1.4 million to $9.6 million for the twelve months ended December 31, 2006, from $8.2 million in the prior year period. We used $4.0 million in cash to fund our Bioscience segment activities during 2006, an increase of $1.6 million over the prior year period, primarily due to higher costs associated with product development activities and additional headcount related compensation expenses. We used $2.3 million in cash to fund our Electro-optics segment activities during 2006, a decrease of $851,000 primarily due to higher government contract revenues in the current period. We used $3.2 million in cash to fund corporate activities during 2006, an increase of $575,000 primarily due to changes in working capital accounts and additional headcount related compensation expenses.

The following table summarizes the net cash used from operating activities by business segment for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005				Year Ended December 31, 2004				Change
	Bioscience	Electro-optics	Corporate	Total	Bioscience	Electro-optics	Corporate	Total

Gross Profit	$—	$587,000	$—	$587,000	$—	$338,000	$—	$338,000	$249,000
Operating Expenses	(2,590,000)	(4,840,000)	(4,265,000)	(11,695,000)	(821,000)	(3,738,000)	(4,590,000)	(9,149,000)	(2,546,000)
Less: non-cash items:									—
Depreciation	135,000	969,000	193,000	1,297,000	163,000	939,000	96,000	1,198,000	99,000
Non-cash compensation	43,000	89,000	337,000	469,000	82,000	491,000	1,412,000	1,985,000	(1,516,000)
Interest on Notes Payable	—	—	—	—	—	—	301,000	301,000	(301,000)
Amortization of investments	—	—	254,000	254,000	—	—	—	—	254,000
Research liability	—	—	(101,000)	(101,000)	—	—	(1,847,000)	(1,847,000)	1,746,000
Cash Operating Expenses	(2,412,000)	(3,782,000)	(3,582,000)	(9,776,000)	(576,000)	(2,308,000)	(4,628,000)	(7,512,000)	(2,264,000)
Interest Income (Expense)	—	—	655,000	655,000	—	—	(112,000)	(112,000)	767,000
Working capital changes – net	—	—	325,000	325,000	—	—	(57,000)	(57,000)	382,000
Net cash used in operating activities	$(2,412,000)	$(3,195,000)	$(2,602,000)	$(8,209,000)	$(576,000)	$(1,970,000)	$(4,797,000)	$(7,343,000)	$(866,000)

Net cash used to fund operating activities increased by $866,000 to $8.2 million for the twelve months ended December 31, 2005, from $7.3 million in the prior year period. We used $2.4 million in cash to fund our Bioscience segment activities during 2005, an increase of $1.8 million over the prior year period, primarily due to higher costs associated with product development activities and additional headcount related compensation expenses. We used $3.2 million in cash to fund our Electro-optics segment activities during 2005, an increase of $1.2 million primarily due to contract research fees associated with our agreement with the University of Washington. We used $2.6 million in cash to fund corporate activities during 2005, a decrease of $2.2 million primarily due to a decrease in the amortization of non-cash compensation and bonus expense combined with an increase in interest income for the year ended December 31, 2005 and an increase in working capital for the year ended December 31, 2005.

Investing Activities. Investing activities used $1.8 million in cash in 2006, provided cash totaling $9.2 million in 2005 and used $27.2 million in cash in 2004. During 2006 we funded our operating activities primarily with cash from investment maturities. We invested approximately $2.4 million in leasehold improvements and laboratory equipment in 2006. Purchases of investment securities following our November 2006 financing more than offset cash provided for operating losses and capital expenditures. The cash provided in 2005 was primarily due to the sale of investment securities, net of reinvestments. The cash used in 2004 was primarily due to net investments of cash following our initial public offering in July 2004.

Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase production equipment, computer hardware and software, laboratory equipment and furniture and fixtures to support our growth. Capital expenditures will decrease during 2007 due to the completion of leasehold improvements in our new facilities during 2006.

Financing Activities. Financing activities provided cash totaling $17.0 million in 2006, $437,000 in 2005 and $37.5 million in 2004. In November 2006, we completed the sale of 2,825,000 shares of our common stock, receiving approximately $15.7 million in cash, net of financing costs. We received cash from the exercise of stock options totaling $1.3 million in 2006 and $437,000 in 2005, issuing 482,236 and 201,686 shares of common stock, respectively.

During 2004, we received $37.5 million in cash from the following activities:

•

In March 2004, we raised $500,000 from the sale of Series B preferred stock.

•

In April 2004, we issued $2.3 million of 6.5% convertible promissory notes, together with warrants to purchase 115,000 shares of common stock. These notes were payable on demand upon completion of our initial public offering. The warrants carry an exercise price of $7.20 and expire in 2009. All of the Notes were repaid following our July stock offering.

•

In July 2004, we completed our IPO, raising $37 million, net of underwriter’s discounts and offering expenses.

Forward-looking Statements. Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.

We expect that our cash used in operations will increase during 2007, compared to 2006, and beyond as a result of:

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations at least through the end of 2008 (See Item 1A - Risk Factors). We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

Contractual Obligations. The following table lists our contractual obligations as of December 31, 2006:

	Payment Due by Period Year Ending December 31,
	2007	2008	2009	2010	There-after

Contractual Obligations:
Building Lease	$498,000	$514,000	$530,000	$547,000	$138,000
Operating leases	11,000	11,000	—	—	—
Minimum payments under research, royalty and licensing agreements †	430,000	235,000	285,000	285,000	1,385,000
Total	$939,000	$760,000	$815,000	$832,000	$1,523,000

——————

†

Royalty and license obligations continue through the lives of the underlying patents.

Off-Balance Sheet Arrangements. We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as special purpose entities and research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain income tax positions. A tax benefit from an uncertain income tax position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that FIN 48 will have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of a Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year with an offsetting adjustment to the opening balance of retained earnings. There have been two common approaches used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated. The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The adoption of SAB 108, which is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, did not have a material impact on our financial statements.

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. We are currently evaluating the impact that SFAS No. 157 will have on our financial condition or results of operations; however, we do not believe that the adoption of SFAS No. 157 will have a material impact given our net operating losses.

In December 2006, the FASB approved FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measure in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 is not expected to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Substantially all of our cash equivalents and investment securities are at fixed interest rates, and as such, the fair value of these instruments is affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, however, we believe that the market risk arising from our holdings of these financial instruments is not material.

Our investment policy restricts investments to ensure principal preservation and liquidity. We invest cash that we expect to use within approximately sixty days in money market funds and U.S. treasury-backed instruments. We invest cash in excess of sixty days of our requirement in high-quality investment securities. The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other liquid high-grade securities generally with maturities of two years or less.

Item 8. Financial Statements and Supplementary Data

LUMERA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors
and Shareholders of
Lumera Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lumera Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Prior to July 28, 2004, Lumera Corporation was a subsidiary of Microvision, Inc. As discussed in Note 3 to the financial statements, Lumera Corporation had transactions and relationships with that entity for each of the three years ended December 31, 2006.

As discussed in Note 1 to the financial statements, Lumera Corporation changed the manner in which it accounts for share-based compensation in 2006.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
March 27, 2007

LUMERA CORPORATION

BALANCE SHEETS

	December 31, 2006	December 31, 2005

ASSETS

Current Assets
Cash and cash equivalents	$10,521,000	$4,885,000
Investment securities, available for sale	15,788,000	16,871,000
Accounts receivable	380,000	—
Costs and estimated earnings in excess of billings on uncompleted contracts	338,000	77,000
Other current assets	600,000	551,000
Total current assets	27,627,000	22,384,000

Restricted investments	700,000	—
Property and equipment, net	2,759,000	1,276,000
Other assets	46,000	46,000

Total Assets	$31,132,000	$23,706,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$850,000	$493,000
Deferred rent, current portion	89,000	—
Accrued liabilities	893,000	1,059,000
Total current liabilities	1,832,000	1,552,000

Deferred rent, net of current portion	407,000	—

Total Liabilities	2,239,000	1,552,000

Commitments and Contingencies Shareholders’ Equity

Common stock, $0.001 par value, 120,000,000 shares authorized; 20,055,352 shares issued and outstanding at December31, 2006, and 16,748,116 shares issued and outstanding at December31, 2005	20,000	17,000
Additional Paid-in Capital	89,690,000	71,070,000
Deferred stock-based compensation	—	(215,000)
Accumulated other comprehensive gain (loss)	1,000	(18,000)
Accumulated deficit	(60,818,000)	(48,700,000)
Total shareholders’ equity	28,893,000	22,154,000
Total Liabilities and Shareholders’ Equity	$31,132,000	$23,706,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Revenue	$3,356,000	$1,509,000	$989,000
Cost of revenue	1,911,000	922,000	651,000
Gross Profit	1,445,000	587,000	338,000
Research and development expense	6,734,000	6,540,000	4,561,000
Marketing, general and administrative expense	7,670,000	5,155,000	4,588,000
Total operating expenses	14,404,000	11,695,000	9,149,000
Loss from operations	(12,959,000)	(11,108,000)	(8,811,000)
Interest income	841,000	655,000	237,000
Interest expense	—	—	(349,000)
Net Loss	(12,118,000)	(10,453,000)	(8,923,000)
Deemed dividend upon issuance of mandatorily redeemable convertible preferred stock	—	—	(500,000)
Net Loss Available to Common Shareholders	$(12,118,000)	$(10,453,000)	$(9,423,000)
Net Loss per Share – Basic and Diluted	$(0.70)	$(0.63)	$(0.89)
Weighted-Average Shares Outstanding – Basic and Diluted	17,256,070	16,607,653	10,613,606

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

	Mandatorily Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Common Stock – A		Common Stock – B		Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Activity	Shares	$	Shares	$	$	Shares	$	Shares	$	$	$	$	$

Balance at December 31, 2003	3,735,000	27,206,000				802,414	3,361,000	5,370,000	105,000	(31,000)	0	(29,324,000)	(25,889,000)
Issuance of mandatorily redeemable convertible preferred stock and related beneficial conversion feature	250,000						500,000						500,000
Deemed dividend related to beneficial conversion feature		500,000					(500,000)						(500,000)
Issuance of Common Stock, net of offering costs of $1,995,000	—	—	6,000,000	6,000	36,730,000	—	—	—	—	—	—	—	36,736,000
Conversion of mandatorily redeemable convertible preferred stock and Common B to Common Stock	(3,985,000)	(27,706,000)	10,484,745	10,000	31,162,000	(802,414)	(3,361,000)	(5,370,000)	(105,000)	—	—	—	27,706,000
Deferred Compensation related to options issued	—	—	—	—	2,032,000	—	—	—	—	(2,032,000)	—	—	—
Issuance of options for services	—	—	—	—	571,000	—	—	—	—	—	—	—	571,000
Deemed dividend to Microvision related to options issued to Microvision employee	—	—	—	—	(272,000)	—	—	—	—	—	—	—	(272,000)
Value of warrants issued in connction with convertible notes	—	—	—	—	301,000	—	—	—	—	—	—	—	301,000
Reversal of deferred compensation expense for cancelled options	—	—	—	—	(112,000)	—	—	—	—	112,000	—	—	—
Exercise of Warrants	—	—	38,935	—	—	—	—	—	—	—	—	—	—
Exercises of stock options	—	—	22,750	—	23,000	—	—	—	—	—	—	—	23,000
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	1,285,000	—	—	1,285,000
Unrealized gain (loss) in investment securities	—	—	—	—	—	—	—	—	—	—	(145,000)	—	(145,000)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(8,923,000)	(8,923,000)
Balance at December 31, 2004	—	—	16,546,430	16,000	70,435,000	—	—	—	—	(666,000)	(145,000)	(38,247,000)	31,393,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT) – (continued)

	Mandatorily Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Common Stock – A		Common Stock – B		Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Activity	Shares	$	Shares	$	$	Shares	$	Shares	$	$	$	$	$

Issuance of options for services	—	—	—	—	236,000	—	—	—	—	—	—	—	236,000
Reversal of deferred compensation expense for cancelled options	—	—	—	—	(37,000)	—	—	—	—	37,000	—	—	—
Exercises of stock options	—	—	201,686	1,000	436,000	—	—	—	—	—	—	—	437,000
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	414,000	—	—	414,000
Unrealized gain (loss) in investment securities	—	—	—	—	—	—	—	—	—	—	127,000	—	127,000
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(10,453,000)	(10,453,000)
Balance at December 31, 2005	—	—	16,748,116	17,000	71,070,000	—	—	—	—	(215,000)	(18,000)	(48,700,000)	22,154,000

Reclassification resulting from the adoption of FAS 123R	—	—	—	—	(215,000)	—	—	—	—	215,000	—	—	—
Issuance of Common Stock, net of offering costs of $1,259,000	—	—	2,825,000	3,000	15,691,000	—	—	—	—	—	—	—	15,694,000
Exercise of stock options	—	—	482,236	—	1,285,000	—	—	—	—	—	—	—	1,285,000
Amortization of stock-based compensation	—	—	—	—	1,859,000	—	—	—	—	—	—	—	1,859,000
Unrealized gain (loss) in investment securities	—	—	—	—	—	—	—	—	—	—	19,000	—	19,000
Net Loss	—	—	—	—	—	—	—			—	—	(12,118,000)	(12,118,000)
Balance at December 31, 2006	—	—	20,055,352	20,000	89,690,000	—	—	—	—	—	1,000	(60,818,000)	28,893,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2006	2005	2004

Net loss	$(12,118,000)	$(10,453,000)	$(8,923,000)
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities, available-for-sale:
Unrealized holding gains (losses) arising during period	19,000	127,000	(145,000)
Net unrealized gain (loss)	19,000	127,000	(145,000)
Comprehensive loss	$(12,099,000)	$(10,326,000)	$(9,068,000)

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities
Net loss	$(12,118,000)	$(10,453,000)	$(8,923,000)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	875,000	1,297,000	1,198,000
Noncash expenses related to issuance of stock, options and amortization of deferred compensation	1,776,000	469,000	1,985,000
Amortization on investments	(182,000)	254,000
Non-cash deferred rent, net	343,000	—	—
Interest on Notes Payable	—	—	301,000
Change in
Accounts receivable	(380,000)	32,000	119,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(261,000)	(74,000)	163,000
Other current assets	104,000	72,000	(568,000)
Other assets	—	(46,000)	100,000
Accounts payable	357,000	77,000	29,000
Payable to related party	—	—	(42,000)
Accrued liabilities	(81,000)	264,000	142,000
Research liability	—	(101,000)	(1,847,000)
Net cash used in operating activities	(9,567,000)	(8,209,000)	(7,343,000)
Cash flows from investing activities
Purchases of investment securities	(23,518,000)	(16,122,000)	(29,821,000)
Maturities of investment securities	24,800,000	25,800,000	3,000,000
Purchase of long term restricted investment	(700,000)	—	—
Purchases of property and equipment	(2,358,000)	(526,000)	(378,000)
Net cash provided by (used in) investing activities	(1,776,000)	9,152,000	(27,199,000)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	—	2,300,000
Principal payments on convertible notes	—	—	(2,300,000)
Net proceeds from issuance of common stock	15,694,000	—	36,964,000
Net proceeds from the exercise of stock options	1,285,000	437,000	23,000
Net proceeds from issuance of manditorily redeemable convertible preferred stock	—	—	500,000
Net cash provided by financing activities	16,979,000	437,000	37,487,000
Net (decrease) increase in cash and cash equivalents	5,636,000	1,380,000	2,945,000
Cash and cash equivalents at beginning of period	4,885,000	3,505,000	560,000
Cash and cash equivalents at end of period	$10,521,000	$4,885,000	$3,505,000
Value assigned to warrants issued in connection with convertible note	$—	$—	$301,000
Unrealized gain (loss) in investment securities, available- for-sale	$19,000	$127,000	$(145,000)
Accrued offering costs included in accounts payable	$—	$—	$228,000
Accrued liability for non-cash stock compensation	$—	$84,000	$266,000
Interest Paid	—	—	$$44,000
Deemed dividend upon issuance of options to Microvision Employee	—	—	$$272,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Lumera Corporation (the “Company” or “Lumera”) was incorporated in Washington State in early 2000 and reincorporated in Delaware in 2004, and was established to develop, manufacture and market devices using proprietary polymer materials. Until December 31, 2003, we were considered to be in the development stage. In early 2004, we commercialized devices for potential wireless networking and optical networking applications and had largely completed financial planning, establishing sources of supply, acquiring plant and equipment and recruiting personnel; therefore, we were considered to have exited the development stage in 2004. We were a majority owned subsidiary of Microvision, Inc. (“Microvision”) until our Initial Public Offering, completed July 28, 2004 (see Note 3).

The accompanying financial statements are presented on an accrual basis in conformity with accounting principles generally accepted in the United States of America.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations at least through the end of 2008. We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We also evaluate the requirement for allowances for uncollectible receivables, and the valuation allowances for deferred income tax assets.

Cash and Cash Equivalents – We consider all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less to be cash equivalents.

Investment Securities – Available for Sale – We have classified the entire investment portfolio as available for sale. Available for sale securities are stated at fair value based on the specific identification method. Management determines the appropriate classification of investment securities at the time of purchase and evaluates such designation as of each balance sheet date. We estimate the fair value of our investment securities using readily available market information. Unrealized gains and losses are included in shareholders equity as a component of other comprehensive income (loss), unless the loss is deemed to be other-than-temporary, in which case it is recognized immediately as an expense. Realized gains and losses are included in interest income or expense. Dividend and interest income are recognized when earned.

Concentration of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and investments. We have a cash investment policy that generally restricts investments to ensure preservation of principal and maintenance of liquidity. We typically do not require collateral from our customers. We make a provision for doubtful accounts when required. To date, we have not experienced any bad debts.

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

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies – (continued)

Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. We evaluate the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

The following table summarizes our contract revenue activity from our inception through December 31, 2006:

	Wideband Polymer Modulator		Polymer-Based Linear Modulator		Electrooptic Organic Polymer		Polymer-Based Milimeter Wave Detection		Polymers w/Exc High Electro-Optic Coefficients		Other
	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue

2001	$1,623,000	$821,000
2002	1,031,000	885,000			$149,000	$61,000
2003	950,000	1,118,000	$497,000	$95,000	400,000	488,000					$24,000	$24,000
2004	1,114,000	780,000		192,000
2005	1,000,000	1,161,000		210,000			$411,000	$41,000			21,000	21,000
2006	50,000	1,003,000						370,000	$3,454,000	$1,782,000
	$5,768,000	$5,768,000	$497,000	$497,000	$549,000	$549,000	$411,000	$411,000	$3,454,000	$1,782,000	$45,000	$45,000

All of our current and prior contracts with the government have been or are cost plus fixed fee type contracts. Under the terms of a cost plus fixed fee contract, the United States government pays us for actual direct and indirect costs incurred in performing the contracted services. We are under no obligation to spend more than the contract value to complete the contracted services. In addition, completion of the contracted services is generally on a best efforts basis. If the services are not completed, the government has the option to negotiate a follow-on contract to complete the services or to not pursue the services further with us. Contract deliveries consist of monthly financial reports, periodic technical reports and any devices if they have been successfully fabricated. There are no contractual provisions for repayments of any amounts disbursed to date under these contracts. The United States government accounted for 94%, 95% and 99% of revenues in 2006, 2005 and 2004, respectively. Certain contracts awarded in one period may be partly performed in the next period.

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that we have not yet billed to a customer because the amounts were not contractually billable at the balance sheet date. We were contractually able to bill 99%, 89% and 100% of the balance at December 31, 2006, 2005 and 2004, respectively, within 45 days of the respective year end.

Revenue from product shipments is recognized in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition”. Revenue is recognized when there is sufficient evidence of an arrangement, the selling price is fixed and determinable and collection is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense and the associated liability recorded was not material for any periods presented.

Property and Equipment – Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term.

A summary of property and equipment at December 31, 2006 follows:

	2006	2005

Computer equipment	$754,000	$644,000
Furniture and office equipment	147,000	20,000
Lab equipment	4,590,000	3,513,000
Leasehold improvements	3,875,000	2,831,000
	$9,366,000	$7,008,000
Less: Accumulated depreciation	(6,607,000)	(5,732,000)
	$2,759,000	$1,276,000

Depreciation expense was $875,000, $1,297,000, and $1,198,000 for December 31, 2006, 2005, and 2004 respectively.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies – (continued)

Restricted Investments – Restricted investments consist of $700,000 in satisfaction of the letter of credit provisions of our April 2006 facilities lease which has an initial term of five years. The investments consist of marketable securities classified as long term due to the length of the lease commitment.

Valuation of Long-Lived Assets – We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset, or group of assets. Generally, fair value will be determined using valuation techniques such as present value of expected future cash flows.

Research and Development – Research and development costs are expensed as incurred. As described in Note 10, we issued shares of common stock in connection with a research agreement. The value of these shares is amortized over the period of the research agreement to research and development expense.

Fair Value of Financial Instruments – Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Income Taxes – We have filed separate company tax returns since our inception. We follow the liability method of accounting for income taxes. This liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock for all periods presented, and Series A and Series B convertible preferred stock for periods prior to the IPO in 2004. Total common stock options and common stock warrants not included in the calculation of diluted earnings per share were 3,831,916 for the year ended December 31, 2006, and were 3,160,502 and 2,664,176 for the years ended December 31, 2005 and 2004, respectively.

Stock-based Compensation – We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) effective January 1, 2006 and have applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations and we accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18. We also complied with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which required fair value recognition for employee stock-based compensation.

We adopted FAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). We recorded $1,776,000 of employee stock-based compensation in operating expense for the year ended December 31, 2006, reducing our earnings per share by $0.10.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies – (continued)

We elected to continue using the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as we used previously under the disclosure-only provisions of SFAS 123. Previously measured but unrecognized compensation expense for all unvested options outstanding as of January 1, 2006 and share-based payments granted subsequent to January 1, 2006, compensation expense, both based on the fair value on the date of grant, will be recognized on an accelerated basis over the requisite service period. As of December 31, 2006, there was $1.6 million of unrecognized compensation cost, net of forfeitures with the majority of the remainder being recognized over the next four quarters. Going forward, stock compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

We continue to use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected option term of 6.25 years is based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 107. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our estimates of expected volatility rate ranged from 56% to 74% for the year ended December 31, 2006. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

FAS 123(R) also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. Our estimated forfeiture rate for the year ended December 31, 2006 is 4%. If the actual number of forfeitures differs from those we estimated, additional adjustments to compensation expense may be required in future periods. We may also modify the method in which we issue incentive awards to our employees through stock-based compensation in future periods. The impact of forfeitures on previously recognized compensation expense for unvested options at January 1, 2006, was immaterial; therefore, we have not recorded a cumulative effect adjustment related to the change in accounting principle.

Recent Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain income tax positions. A tax benefit from an uncertain income tax position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that FIN 48 will have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year with an offsetting adjustment to the opening balance of retained earnings. There have been two common approaches used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated. The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The adoption of SAB 108, which is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, did not have a material impact on our financial statements.

In September 2006, the FASB issued Statement on Financial Standards No. 157 (“SFAS 157”), which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies – (continued)

hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective January 1, 2008 and is to be applied prospectively. We are currently evaluating the impact that SFAS 157 will have on our financial condition or results of operations; however, we do not believe that the adoption of SFAS 157 will have a material impact given our net operating losses.

In December 2006, the FASB approved FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measure in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 is not expected to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

2. Investment Securities – Available For Sale

Investment securities with maturities of less than one year totaled $15,788,000 at December 31, 2006, and $16,871,000 at December 31, 2005. We estimate the fair value of our investment securities using readily available market information. All investment securities have been classified as available for sale and are carried at estimated fair value with unrealized gains and losses included as a component of accumulated other comprehensive income in shareholders’ equity. We had an unrealized gain on investment securities of $1,000 for the year ended December 31, 2006, an unrealized loss on investment securities of $18,000 for the year ended December 31, 2005. We have concluded that these unrealized investment losses are temporary due to our ability to hold these investments to maturity.

We had no net realized gains (losses) on investment securities for the years ended December 31, 2006, 2005 and 2004.

3. Related Party Transactions

From inception until July 2004 we were a majority owned subsidiary of Microvision, Inc. The percentage of common stock owned by Microvision, Inc. was 8.73%, 27.6% and 32.84% for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2004, we entered into a sublease agreement with Microvision for its corporate facilities at a base rate of approximately $25,000 per month, plus common area charges, which was effective through April 6, 2006. In 2006, we entered into a five year lease with an unrelated party to expand our current facilities which began April 7, 2006. We no longer have any agreements with Microvision other than certain purchase agreements pursuant to which we purchase certain electronic components at fair market value.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

3. Related Party Transactions – (continued)

The following table reflects payments made to Microvision and for electronic components and other services under the former Microvision Agreement during 2006, 2005, and 2004:

	2006	2005	2004

Electronic Components	$209,000	$—	$—
Rent	99,000	323,000	320,000
Allocated Services	27,000	89,000	57,000
Fees	—	—	60,000
Total	$335,000	$412,000	$437,000

In July 2004, all outstanding shares of the our Series A convertible preferred stock, Series B convertible preferred stock and Class B common stock were automatically converted to common stock upon completion of our IPO in July 2004. Prior to the IPO, Microvision owned approximately 52% of our outstanding common stock on an as if converted basis. In January 2006, Microvision sold 2.55 million of its shares, or approximately 16% of our outstanding shares; most of Microvision’s remaining Lumera shares, which total approximately 9% of our outstanding shares as of March 1, 2007, are pledged as collateral under agreements which remain in effect until March 2007. Until January 2006, Richard F. Rutkowski was the Chief Executive Officer and a director of Microvision as well as a director of Lumera.

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

4. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2006	2005

Employee and benefit-related liabilities	$508,000	$372,000
Compensated absences	139,000	94,000
Professional fees	201,000	384,000
License and royalty fees	34,000	175,000
Other	11,000	34,000
	$893,000	$1,059,000

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

5. Income Taxes

No provision for income taxes has been recorded for any periods presented since we have incurred net losses from the date of our inception.

Deferred taxes consist of the following at December 31:

	2006	2005
Deferred income tax assets
Net operating loss carryforwards	$18,949,000	$14,997,000
R&D credit carryforwards	1,350,000	1,055,000
Other	1,282,000	1,412,000

Gross deferred tax assets	$21,581,000	$17,464,000
Less: valuation allowance	(21,581,000)	(17,464,000)

Net deferred tax asset	$—	$—

At December 31, 2006, we had $55.7 million of federal net operating loss carry forwards, which may be used to offset future taxable income. These carry forwards expire beginning in 2018 through 2026. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carry forwards that can be utilized if certain changes in our ownership occur. At December 31, 2006, we had $1,350,000 of research and experimentation credits carry forwards which begin to expire in 2019 through 2026.

We have recorded a valuation allowance for the full amount of our deferred tax assets at December 31, 2006 and 2005, as we believe it is more likely than not that the deferred tax assets will not be realized. The valuation allowance and the research and experimentation credits account for substantially all of the difference between our effective income tax rate and the Federal statutory rate of 34%.

6. Shareholders’ Equity

At December 31, 2006, our authorized capital consisted of 120 million shares of Common Stock, of which 3,000,000 shares are reserved for our 2000 Stock Option Plan and 3,000,000 shares are reserved for our 2004 Equity Incentive Plan. We also have 30,000,000 shares of authorized undesignated preferred stock, none of which have been issued.

In July 2004, we completed our initial public offering (the “IPO”), issuing 6 million shares of common stock at $6.95 per share. Upon completion of the IPO all outstanding shares of our Common A and B and Preferred A and B shares were automatically converted to common shares. At December 31, 2006, there were 20,055,352 shares of common stock outstanding.

Common Stock – On November 10, 2006, we issued 2,825,000 shares of our common stock at a purchase price of $6.00 per share for an aggregate purchase price of $16,950,000, before issuance costs of $1,259,000 and before warrants to purchase common stock issued to the placement agents with an approximate fair value of $714,000. The warrants issued to the placement agents in the private placement are exercisable any time over the next seven years at a price of $6.25 per share. In addition, we issued warrants to purchase 423,750 shares of common stock, with an approximate fair value of $1,898,000, to purchasers in the private placement which are exercisable at any time over the next five years at a price of $6.25 per share. The securities issued in the private placement were subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”) in December 2006.

Convertible Preferred Stock – In August through October 2003, we raised $2,670,000 (before issuance costs of $67,000) from the sale of 1,335,025 shares of Series B convertible preferred stock to private investors. In March 2004, we raised $500,000 from the sale of 250,000 shares of Series B convertible preferred stock to private investors issued in March 2004. The $2 per share conversion price of the Series B convertible preferred stock issued was less than the fair value of the Class A common stock on the issuance date. As a result, we recorded a $500,000 beneficial conversion feature upon issuance of the preferred stock. This amount was immediately recorded as a deemed dividend to preferred shareholders because the Series B convertible preferred stock had no stated term and was immediately convertible into Class A common stock.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

6. Shareholders’ Equity – (continued)

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

Dividends – No dividends on convertible preferred stock or common stock have been declared from inception through December 31, 2006.

Arizona Microsystems, L.L.C. warrants exercised – In October 2002, we issued a warrant to purchase 164,000 shares of Class A common stock at an exercise price of $3.65 per share to Arizona Microsystems, L.L.C. for use of certain technology. These warrants were exercised in a cashless transaction for 38,935 shares of common stock in July 2004.

7. Stock Options

Stock-Based Compensation – We have two share based compensation plans described below. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. We also complied with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, which required fair value recognition for employee stock-based compensation. We account for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) on January 1, 2006 and have applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005. We adopted FAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior period results have not been revised.

Description of Share-based Payment Plans – In 2000, we adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provided for the granting of stock options to our employees, consultants and non-employee directors. We reserved 3,000,000 shares of Class A Common Stock for issuance pursuant to the 2000 Plan. Following the adoption of the 2004 Equity Incentive Plan in July 2004, option issuances under the 2000 Stock Option Plan ceased. Grants, net of shares exercised and forfeited, under our 2000 Stock Option Plan totaled 752,669 shares at December 31, 2006.

In July 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”). Awards under the Plan can be a combination of stock options, stock appreciation rights , restricted stock, unrestricted stock, stock units (including restricted stock units), performance awards, cash awards and other awards not described that are convertible into or otherwise based on the value of our stock. To date, only stock option awards have been granted under the Plan. Options under both the 2000 plan and the 2004 Plan may be exercisable for periods up to ten years. Options granted under either plan may be either Incentive Stock Options (“ISO’s”) or non-qualified stock options. The exercise price of an ISO cannot be less than 100% of the estimated fair value of the common stock at the date of grant. To date, options granted to employees generally vest over four years. Grants, net of shares exercised and forfeited, under our 2004 Equity Incentive Plan totaled 1,628,701.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

7. Stock Options – (continued)

The 2004 Plan established an initial option pool of 2,000,000 shares plus an annual increase (i) 13.4% of the number of shares of Stock outstanding as of our immediately preceding fiscal year, or (ii) such lesser amount, if any, as the Board may determine. At December 31, 2006, there were 3,000,000 shares reserved for 2004 Plan grants. Our Board of Directors elected to limit the increase in the option share pool by 500,000 shares in 2007, bringing the shares in the pool to a total of 3,500,000.

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

Impact of the Adoption of FAS 123R – The following table shows the share-based compensation expense related to employee, directors and third party grants for the period presented:

For the Year Ended December 31, 2006

Employees	$1,254,000
Directors	479,000
Third Party	43,000
$1,776,000

The below table reflects employees and directors share-based compensation:
For the Year Ended December 31, 2006

Component of:
Research and development	$445,000
Marketing, general and administrative	1,288,000
$1,733,000

Our basic and diluted earnings per share was $0.10 lower for the year ended December 31, 2006 after reflecting the provisions of FAS 123R than it would have been under the provisions of APB 25.

Cash received from the exercise of options totaled $1,285,000, $437,000, and $23,000 for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively. No tax benefit was recognized related to share-based compensation expense since we have never reported taxable income and have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. Additionally, no share-based compensation expenses were capitalized during the periods presented.

Valuation assumptions – We determine the fair value of share-based payments using the Black-Scholes option pricing model which requires the use of several complex and subjective variables including the risk free interest rate, the expected stock price volatility, the expected life of option grants which is impacted by actual and estimated forfeitures and option exercise behaviors and our expected dividend policies.

The weighted average risk-free rates, based on the U.S. Treasury yield curve in effect at the time of grant, were 4.9% for the year ended December 31, 2006, 4.1% for the year ended December 31, 2005 and 3.2% for the year ended December 31, 2004. The weighted-average expected terms were 6.25 years, 5.6 years and 5.2 years for the years ended December 31, 2006, 2005 and 2004, respectively. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our stock price volatility and option lives involve

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

7. Stock Options – (continued)

management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. Our weighted average estimates of volatility is 65% for the year ended December 31, 2006 and were 83% during both 2005 and 2004 periods. We do not anticipate declaring dividends in the foreseeable future.

Share-based Payment Award Activity – The following table summarizes the activity under our Option Plans for the year ended December 31, 2006.

Activity	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)

Outstanding at December 31, 2005	2,274,956	$5.16
Granted	881,800	$3.89	$2.51
Forfeited	(293,150)	$4.27
Exercised	(482,236)	$2.67
Outstanding at December 31, 2006	2,381,370	$5.30		7.65

Vested and Expected to Vest at December 31, 2006	2,336,042	$5.32		7.63

Exercisable at December 31, 2006	1,248,178	$6.26		6.57

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2006.

The weighted average grant date fair value of options granted was $2.51 and $3.56 for the years ended December 31, 2006 and December 31, 2005, respectively, and between $0.65 and $4.19 for the year ended December 31, 2004. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2006, 2005 and 2004 was $1,955,000, $510,000 and $137,000, respectively, determined as of the date of option exercise. The aggregate intrinsic value, at December 31, 2006, for options outstanding was $3,724,000 and for options exercisable was $1,571,000. The aggregate fair value of stock options vested during the years ended December 31, 2006, 2005 and 2004 was $1,533,000, $1,544,000 and $2,163,000, respectively.

As of December 31, 2006 there was approximately $1.6 million, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a weighted average period of 1.5 years.

Non-Employee Options – Included in the option disclosures above are options granted to certain non-employees under our plan, as follows:

In August 2003, we issued options to purchase an aggregate of 82,000 shares of common stock to a consultant in connection with certain consulting agreements. The options have an exercise price of $3.65 per share and a 10-year life. In aggregate, 20,500 of the options were vested on the grant date. The remaining 61,500 shares vested one-third on each subsequent annual anniversary of the grant date and were subject to re-measurement at each balance sheet date during the vesting period. The options are now fully vested. The aggregate value of the outstanding options was estimated at $68,000 at the grant date and $299,000 at December 31, 2005 and all options were fully vested prior to December 31, 2006. Total non-cash compensation expense related to these options was $299,000 of which $4,000 and $279,000 was recorded for the years ended December 31, 2005 and 2004, respectively. The fair values of the options were estimated at the grant date and on December 31, 2005 and December 31, 2004 and using the Black-Scholes option pricing model with the following weighted-average assumptions; dividend yield of 0%; expected volatility of 100%; risk-free interest rates of 4.3% and 4.62%; and expected lives of nine and eight years, for each of the measurement dates, respectively. The liability of $87,000 for unvested options was reversed in the quarter ended September 30, 2006 when the options vested.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

7. Stock Options – (continued)

Pro forma information for periods prior to the adoption of FAS 123R – The following table shows the pro forma effect on our net loss and net loss per share had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 for the periods presented. Stock-based compensation for fiscal 2006 has been included in results of operations. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

	For the Year Ended December 31,
	2005	2004

Net loss available to common shareholders, as reported	$(10,453,000)	$(9,423,000)
Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	384,000	1,285,000
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,142,000)	(2,009,000)
Net loss available to common shareholders, pro forma	$(12,211,000)	$(10,147,000)
Net loss per share, as reported (basic and diluted)	$(0.63)	$(0.89)
Net loss per share, pro forma (basic and diluted)	$(0.74)	$(0.96)

8. Warrants

In October 2002, we issued a warrant to purchase 164,000 shares of common stock at an exercise price of $3.65 per share to Arizona Microsystems, L.L.C. for use of certain technology. These warrants were exercised in a cashless transaction for 38,935 common shares in July 2004.

In April 2004, we issued warrants to purchasers of our convertible promissory notes for an aggregate of 115,000 shares of common stock at an exercise price of $7.20 per share. The value of the warrants granted, which are exercisable through April 21, 2009, was estimated to be approximately $344,000 using the Black-Scholes option pricing model. The relative fair value of the warrants of $301,000 was treated as a debt issuance cost and amortized to interest expense over the one-year term of the debt.

In July 2004, we issued to the underwriters in our initial public offering warrants to purchase a total of 600,000 shares of our common stock at a purchase price of $8.34. The warrants are exercisable through July 28, 2009. These warrants were treated as a cost of raising capital.

Microvision holds a warrant to purchase a total of 170,546 shares of common stock at an exercise price of $8.80 per share. The warrant was originally issued in lieu of interest payments due on a convertible note. The warrant, all of which was outstanding at December 31, 2006, expires in March 2011.

In November 2006, in connection with our common stock financing, we issued warrants to purchase a total of 565,000 shares of common stock to purchasers and placement agents exercisable at price of $6.25 per share over five and seven years, respectively. The relative fair value of the warrants issued as partial compensation to the placement agents and exercisable over seven years, were estimated to be approximately $714,000 using the Black-Scholes option pricing model. The relative fair value of the warrants to purchasers, which are exercisable over five years, were estimated to be approximately $1,898,000 using the Black-Scholes option pricing model. We assessed the classification of the warrants in accordance with EITF-00-19 and determined the warrants qualify for equity classification.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

10. Commitments and Contingencies

Agreements with the University of Washington – In October 2000, we entered into a license agreement (the “License Agreement”) and a research agreement (the “Sponsored Research Agreement” or the “SRA”) with the University of Washington (the “UW”). The License Agreement grants us rights to certain intellectual property including technology being developed under the sponsored Research Agreement whereby we have a royalty-bearing license to make, sell or sublicense the licensed technology. Under the terms of the License Agreement, we issued 802,414 shares of our Class A common stock to the UW. The shares, although initially subject to a vesting schedule tied to performance under the Sponsored Research Agreement, were vested in full by mutual agreement between the UW and Lumera on January 8, 2001. The shares issued were valued by management at $3,009,000, based on a value of $3.75 per share on the date of issuance. We considered a number of factors, including an independent valuation, projected cash flows from our technology and expected future products, general market conditions and the risks inherent in achieving our business plan in determining the fair value of the common shares issued. The value of the shares issued was recorded as prepaid stock-based research and development expense and was fully amortized to research and development expense as of March 31, 2004.

Under the terms of the License Agreement, we are also required to pay certain costs related to filing and processing of patents and copyrights related to the agreements. Additionally, we are required to pay certain ongoing royalty payments at a minimum of $75,000 per annum. We have not made any royalty payments to date in excess of these minimums. These payments have been expensed as incurred.

As part of the Sponsored Research Agreement, we agreed to pay an aggregate of $9,000,000 in quarterly payments over three years for research services. The first payment was made on February 26, 2001. We expensed the total expected payments on a straight-line basis because there was no more readily determinable pattern of the performance of the research services under the agreement. During 2002, 2003, and 2004, we entered into several amendments to the Sponsored Research Agreement. Total payments under the amended Sponsored Research Agreement, which terminated in June 2005, were $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

Subsequent to each amendment noted above, we prospectively adjusted the amortization of the research payments to account for the extended period over which the payments would be made and services provided. As a result of the last amendment and the elimination of a contingent $2 million payment originally due in 2005, we recognized a credit to research and development expense of $2.4 million in 2004.

The following table summarizes payments made and expense recorded during the years ended December 31:

	2006	2005

Payments made	$175,000	$1,018,000

Sponsored research	$—	$650,000
Contract research	105,000	—
Optical materials	105,000	166,000
Minimum royalty	75,000	75,000
Expenses recorded on payments	$285,000	$891,000

Total expense recorded	$285,000	$891,000

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

10. Commitments and Contingencies – (continued)

Helix Biopharma/Sensium – We have a licensing agreement with Sensium Technologies, Inc., a subsidiary of Helix BioPharma, which gives us an exclusive worldwide royalty bearing license in our field of business to a number of patents and the related technology for use in our NanoCapture™ Arrays. Under the terms of the agreement, we paid $250,000 in license fees, half of which we paid upon signing in January 2005 and half in February 2006. We also paid a $125,000 in technology transfer fees during the first half of 2005. The Sensium licensing agreement contains minimum royalty provisions totaling $50,000 for the first royalty year, $100,000 for the second royalty year, $150,000 for the third royalty year and $200,000 thereafter. Our license exclusivity is based upon achieving certain minimum revenues by the fourth royalty year. The agreement also calls for a payment of $200,000 to Sensium upon the issuance of the latter of two patent applications.

Lease Commitments – We subleased our corporate facilities from Microvision at a base rate of approximately $25,000 per month, plus common area charges through April 6, 2006. We signed a five year lease to expand our current facilities which began April 7, 2006. Tenant improvements were substantially complete at December 31, 2006, expanding our facilities to approximately 32,175 square feet of space located in the same building we currently occupy. The total of the minimum rental payments over the life of the initial lease term is approximately $2.5 million. We have an option to extend our new lease for one additional five year period. We had no other significant operating or capital leases at December 31, 2006. The following table shows our lease commitment:

	Payment Due by Period Year Ending December 31,
	2007	2008	2009	2010	There-after

Contractual Obligations:
Building Lease	$498,000	$514,000	$530,000	$547,000	$138,000
Operating leases	11,000	11,000	—	—	—
Total	$509,000	$525,000	$530,000	$547,000	$138,000

Claims and Litigation – We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes the adverse outcome of which would have a material adverse effect on our financial position, results of operations or cash flows.

11. Retirement Savings Plan

On August 31, 2004, we established a retirement savings plan (the “Plan”), which qualifies under the Internal Revenue Code Section 401(k) and covers all qualified employees. The Plan allows us to match 50% of an employee’s contribution to the Plan up to a maximum 6% of the employee’s base salary. During 2006 and 2005, we contributed $69,000 and $57,000, respectively, to the Plan under the matching program. We contributed $21,000 from September through December 31, 2004 to the Plan under the matching program. Prior to August 31, 2004 our employees participated in the Microvision retirement savings plan; we contributed $33,000 in matching payments to the Microvision plan in the first eight months of 2004.

12. Segment Information

Prior to March 2006, we operated our business as a single segment. We changed our organizational structure during March 2006, creating two distinct business segments to exploit opportunities we are pursuing, Bioscience and Electro-optics. Each operating segment has separate management, research and development and sales and marketing team members, and each segment operates without regard to geographic region. Revenues and expenses associated with each business segment are recorded directly, while shared research and development and corporate expenses attributable to segment operations are allocated based upon actual labor costs recorded to each segment. Periods prior to March 2006 have been revised to reflect our best estimates of segment activity as if they had been in existence during the comparative periods.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

12. Segment Information – (continued)

The revenues, costs and profits by reportable segment are as follows:

	For the Years Ended December 31,
	2006	2005	2004

Revenue
Bioscience Segment	$119,000	$9,000	$—
Electro-optics Segment	3,237,000	1,500,000	989,000
Total	$3,356,000	$1,509,000	$989,000
Operating Loss
Bioscience Segment	$(4,383,000)	$(2,590,000)	$(822,000)
Electro-optics Segment	(3,097,000)	(4,254,000)	(3,738,000)
Corporate Expense	(5,479,000)	(4,264,000)	(4,590,000)
Total	$(12,959,000)	$(11,108,000)	$(9,150,000)
Depreciation
Bioscience Segment	$114,000	$135,000	$163,000
Electro-optics Segment	489,000	969,000	939,000
Corporate Expense	272,000	193,000	96,000
Total	$875,000	$1,297,000	$1,198,000

Corporate expense includes certain amounts not allocated to our business segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities. Identifiable assets by segment are not used in management’s analysis of results, and, therefore, are excluded.

13. Quarterly Finanical Data (Unaudited)

The following table represents certain unaudited quarterly financial information for the two years ended December 31, 2006. In our opinion, this information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the unaudited quarterly results of operations set forth herein.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Total Revenue
2006	$503	$665	$1,030	$1,158	$3,356
2005	$240	$348	$681	$240	$1,509
Gross Profit
2006	245	219	464	517	1,445
2005	72	184	240	91	587
Net Loss Available to Common Shareholders
2006	(3,120)	(3,174)	(2,698)	(3,126)	(12,118)
2005	(2,878)	(2,926)	(2,034)	(2,615)	(10,453)

Basic and diluted net loss per share attributable to common stockholders
2006	$(0.19)	$(0.19)	$(0.16)	$(0.17)	$(0.70)
2005	$(0.17)	$(0.18)	$(0.12)	$(0.16)	$(0.63)

Quarterly and annual earnings per share are calculated independently, based on the weighted average number of shares outstanding during the periods.

LUMERA CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Fiscal Year	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Fiscal Period

Year ended December 31, 2004
Tax valuation allowance	$10,596,000	$3,139,000	$—	$—	$13,735,000
Year ended December 31, 2005
Tax valuation allowance	$13,735,000	$3,728,000	$—	$—	$17,463,000
Year ended December 31, 2006
Tax valuation allowance	$17,463,000	$4,119,000	$—	$—	$21,582,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and to provide reasonable assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls or in other factors that could significantly affect internal controls over financial reporting during the quarter ended December 31, 2006, which could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal control over financial reporting. Under the current rules defining when a filer is required to include an assertion as to the effectiveness of internal controls over financial reporting, we will be required to make such assertion in our 2007 annual report. If our market capitalization meets the minimum $75 million capitalization threshold at June 30, 2007, our independent registered public accounting firm would also be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007; however, should our market capitalization not meet the $75 million capitalization our independent registered public accounting firm would not be required to attest to our assessment of the effectiveness of internal control over financial reporting until December 31, 2008. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that would need to be addressed and remediated.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report” in the Lumera Corporation definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the next Annual Meeting of Shareholders to be held on June 1, 2007 (the “Proxy Statement”) is incorporated herein by reference. See Item 4A in Part 1 of this report for information regarding executive officers of the Company.

We have adopted a Code of Conduct applicable to all our employees. Our Code Conduct is available on our website at www.Lumera.com or upon written request, without charge to you, made to us at Lumera Corporation, 19910 North Creek Parkway, Suite 100, Bothell, Washington, 98011. Any waiver or amendment to our Code of Conduct that applies to our Chief Executive Officer or Chief Financial Officer and other officers providing financial information, will be disclosed on our website at www.lumera.com or in a report on Form 8-K filed with the SEC.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2006.

	Securities Authorized for Issuance Under Equity Compensation Plans
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	2,381,370	$5.30	1,248,178
Outstanding Warrants	1,450,546	$7.49	—
Total	3,831,916	$6.13	1,248,178

The other information required by this item is incorporated by reference in the Proxy Statement under the heading “Information about Lumera Common Stock Ownership.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Independent Registered Public Accounting Firm”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a) Documents filed as part of the report

(1) Financial Statements

Balance Sheets as of December 31, 2006 and 2005

Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and Shareholders’
Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004

Statements of Comprehensive Loss for the years ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2006, 2005 and 2004

(2) Financial Statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(3) Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMERA CORPORATION

Date: March 28, 2007	By:	/s/ THOMAS D. MINO
Thomas D. Mino
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Thomas D. Mino, and Peter J. Biere, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas D. Mino	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2007
Thomas D. Mino

/s/ Peter J. Biere	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2007
Peter J. Biere

/s/ C. James Judson	Chairman of the Board of Directors	March 28, 2007
C. James Judson

/s/ Fraser Black	Director	March 28, 2007
Fraser Black

/s/ Donald Guthrie	Director	March 28, 2007
Donald Guthrie

/s/ Robert Ratliffe	Director	March 28, 2007
Robert Ratliffe

/s/ Kimberly D.C. Trapp	Director	March 28, 2007
Kimberly D.C. Trapp

/s/ Sanjiv Sam Gambhir	Director	March 28, 2007
Sanjiv Sam Gambhir

/s/ Joseph J. Vallner	Director	March 28, 2007
Joseph J. Vallner

INDEX TO EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

3.2	Form of Amended and Restated Bylaws of the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

4.1	Form of Common Stock Certificate. Filed previously with Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on July 15, 2004, SEC File No. 333-115650.

4.2	Form of Representative’s Warrant. Filed previously with the Registrant’s Registration Statement on Form S-1 filed on May 19, 2004, SEC File No. 333-115650.

4.3	Form of Common Stock Warrant dated November 7, 2006. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 8, 2006.

10.1	2000 Stock Option Plan of the Registrant. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

10.2	2004 Equity Incentive Plan of the Registrant. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

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

10.20	Amendment to 2000 Stock Option Plan of the Registrant. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

10.21	Form of Convertible Promissory Note. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

10.22	Form of Common Stock Warrant. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

Exhibit Number	Description

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

10.26	Modulators Incorporating Polymers with Exceptionally High Electro-Optic Coefficients Development Agreement with the Defense Advanced Research Projects Agency dated June 30, 2006.

10.27

Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto dated November 7, 2006. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 8, 2006.

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

——————

†

Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “[REDACTED]” as used throughout the indicated Exhibit mean that material has been omitted and separately filed with the Commission.

*

Filed herewith.