Form 10-Q
period 2007-03-31
LUMERA CORP
filed 2007-05-09
CIK 1137399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission File Number 000-50862

LUMERA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-2011728
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

19910 North Creek Parkway - Suite 100, Bothell, Washington	98011
(Address of Principal Executive Offices)	(Zip Code)

(425) 398-6500
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

As of May 3, 2007, 20,055,352 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I
FINANCIAL INFORMATION

Page
Item 1 - Financial Statements
Condensed Balance Sheets as of March 31, 2007 and December 31, 2006 (unaudited)	3

Condensed Statements of Operations for the three months ended
March 31, 2007 and 2006	4

Condensed Statements of Comprehensive Loss for the three months ended
March 31, 2007 and 2006	5

Condensed Statements of Cash Flows for the three months ended
March 31, 2007 and 2006	6

Notes to Condensed Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 -Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T - Controls and Procedures	17

PART II
OTHER INFORMATION

Item 1 - Legal Proceedings	18

Item 6 - Exhibits	18

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMERA CORPORATION

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$5,443,000	$10,521,000
Investment securities, available-for-sale, current	18,659,000	15,788,000
Accounts receivable	5,000	380,000
Costs and estimated earnings in excess of billings on
uncompleted contracts	380,000	338,000
Other current assets	462,000	600,000
Total current assets	24,949,000	27,627,000

Property and equipment, net	2,612,000	2,759,000
Restricted investments	700,000	700,000
Other assets	46,000	46,000
TOTAL ASSETS	$28,307,000	$31,132,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITES
Accounts payable	$398,000	$850,000
Accrued liabilities	891,000	982,000
Total current liabilities	1,289,000	1,832,000

Deferred rent, net of current portion	385,000	407,000
Total liabilities	1,674,000	2,239,000

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized;
20,055,352 shares issued and outstanding at March 31, 2007,
and 20,055,352 shares issued and outstanding at December 31, 2006	20,000	20,000
Additional Paid-in Capital	90,125,000	89,690,000
Accumulated other comprehensive income	2,000	1,000
Accumulated deficit	(63,514,000)	(60,818,000)
Total shareholders' equity	26,633,000	28,893,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,307,000	$31,132,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2007	2006

Revenue	$860,000	$503,000
Cost of revenue	443,000	258,000

GROSS PROFIT	417,000	245,000

Research and development expense	1,271,000	1,578,000
Marketing, general and administrative expense	2,163,000	1,995,000

Total operating expenses	3,434,000	3,573,000

Loss from operations	(3,017,000)	(3,328,000)
Interest income	321,000	208,000

Net loss	$(2,696,000)	$(3,120,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.13)	$(0.19)

WEIGHTED-AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	20,055,352	16,757,005

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2007	2006

Net loss	$(2,696,000)	$(3,120,000)
Other comprehensive loss -
Unrealized holding gain (loss)
arising during period	1,000	5,000
Comprehensive loss	$(2,695,000)	$(3,115,000)

The accompanying notes are an integral part of these condensed financial statements.

 LUMERA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities
Net loss	$(2,696,000)	$(3,120,000)
Adjustments to reconcile net loss to
net cash used in operations
Depreciation	218,000	299,000
Noncash expenses related to issuance of stock,
options and amortization of deferred compensation	435,000	395,000
Amortization on investments	(87,000)	(35,000)
Noncash deferred rent, net	(18,000)	-
Change in
Accounts receivable	375,000	(54,000)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(42,000)	(120,000)
Other current assets	138,000	22,000
Accounts payable	(452,000)	(188,000)
Accrued liabilities	(94,000)	(27,000)
Net cash used in operating activities	(2,223,000)	(2,828,000)

Cash flows from investing activities
Purchases of investment securities	(12,034,000)	(6,877,000)
Maturities of investment securities	9,250,000	9,900,000
Purchases of restricted investments	-	(700,000)
Purchases of property and equipment	(71,000)	(317,000)
Net cash provided by (used in) investing activities	(2,855,000)	2,006,000

Cash flows from financing activities:
Net proceeds from the exercise of stock options	-	20,000
Net cash provided by financing activities	-	20,000

Net decrease in cash and cash equivalents	(5,078,000)	(802,000)
Cash and cash equivalents at beginning of period	10,521,000	4,885,000

Cash and cash equivalents at end of period	$5,443,000	$4,083,000

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements

1.  Basis of Presentation

The accompanying condensed financial statements of Lumera Corporation (“Lumera” or the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the United States of America Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2006 annual report on Form 10-K as filed with the SEC.

These financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contain all of the adjustments (normal and recurring in nature) necessary, in our opinion, to state fairly our financial position as of March 31, 2007 and the results of operations and cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those which might be expected for the full year or any future period.

2. New Accounting Pronouncements

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. We are currently evaluating the impact that SFAS 157 will have on our financial condition or results of operation; however, we do not believe that the adoption of SFAS 157 will have a material impact on our financial position, results of operations or cash flows.

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

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock. As of March 31, 2007 and 2006, we had outstanding common stock options and warrants to purchase an aggregate of 4,439,377 and 3,157,252, respectively, which were excluded from the calculation of diluted earnings per share.

4. Property and equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the initial lease term.

A summary of property and equipment at March 31, 2007 and December 31, 2006 follows:

	March 31,	December 31,
	2007	2006

Computer Equipment	$783,000	$754,000
Furniture and Office Equipment	147,000	147,000
Lab equipment	4,604,000	4,590,000
Leasehold improvements	3,903,000	3,875,000
	$9,437,000	$9,366,000
Less: Accumulated depreciation	(6,825,000)	(6,607,000)
	$2,612,000	$2,759,000

5. Stock-Based Compensation

We account for stock-based compensation costs under the provisions of SFAS No. 123(R), Share-Based Payment, (“FAS 123R”) and Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005.

Share based compensation expense The following table shows the share-based compensation expense related to employee grants recorded in the three months ended March 31, 2007 and 2006:

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Share-based payment expense in:
Research and development expense	$109,000	$76,000
Marketing, general and administrative expense	324,000	318,000
	$433,000	$394,000

The table above excludes $2,000 of non-employee option expense for the three months ended March 31, 2007, and $1,000 of non-employee option expense for the three months ended March 31, 2006, accounted for in accordance with EITF 96-18.

There were no stock option exercises for the three months ended March 31, 2007. Cash received from the exercise of options totaled $20,000 for the three months ended March 31, 2006. No tax benefit was recognized related to share-based compensation expense since we have never reported taxable income and have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. Additionally, no share-based compensation expenses were capitalized during the periods presented.

Valuation assumptions We use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions during each respective period:

	For the Three Months Ended March 31
	2007	2006
Risk Free Interest Rate	4.51%	4.61%
Expected Life (in years)	6.25	6.25
Dividend Yield	0.0%	0.0%
Volatility	70.0%	74.0%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected term of the option is based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 107. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our estimated forfeiture rate in the first quarter of 2007 was 4%. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

Share-based Payment Award Activity The following table summarizes the activity under our Option Plans for the three months ended March 31, 2007:

Share-based Payment Award Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Shares Outstanding as of January 1, 2007	2,381,370	$5.30
Granted	658,200	4.28
Forfeited/expired/cancelled	(50,739)	5.00
Exercised	-	-
Outstanding at March 31, 2007	2,988,831	$5.08	7.99	$2,350,039
Options exercisable at March 31, 2007	1,363,916	$6.11	6.61	$926,385

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at March 31, 2007.

The weighted average grant date fair value of options granted was $2.87 and $2.93 during the three months ended March 31, 2007 and 2006, respectively. There were no options exercised for the three months ended March 31, 2007. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2006 was $18,000, determined as of the date of option exercise. The aggregate fair value of stock options vested during the three months ended March 31, 2007 and 2006 was $460,000 and $550,000, respectively.

As of March 31, 2007, there was approximately $2.9 million, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a remaining requisite service period of 2 years.

6. Segment information

We focus on primary markets, creating two distinct segments: bioscience and electro-optics. Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information in the Financial Statements is presented on a basis consistent with our internal management reporting. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.

Identifiable assets by segment are not used in management’s analysis of results; therefore, are excluded. The revenues and operating loss by reportable segment are as follows:

	For the three months ended
	March 31		Percentage
	2007	2006	Change
Revenue
Bioscience	$-	$-
Electro-optics	860,000	503,000	71%
Total	$860,000	$503,000	71%

Operating Loss
Bioscience	$(974,000)	$(874,000)	11%
Electro-optics	(513,000)	(1,021,000)	-50%
Corporate expenses	(1,530,000)	(1,433,000)	7%
Total	$(3,017,000)	$(3,328,000)	-9%

7. Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective on January 1, 2007.

Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. At December 31, 2006, we had federal net operating loss (“NOL”) of approximately $55.7 million which will begin to expire in 2018 through 2026 and research and development (“R&D”) credit carryforwards of $1.35 million that begin to expire in 2019 through 2026 unless previously utilized. We have provided a 100% valuation allowance as of December 31, 2006 and March 31, 2007 because realization of such tax benefits is uncertain. Due to our NOL carryforwards, any future adjustments to the unrecognized tax benefit will have no impact on our effective tax rate due to the valuation allowance which fully offsets all tax benefits. For the quarter ended March 31, 2007, the unrecognized tax benefit did not change significantly. We do not expect the unrecognized tax benefit to change significantly during the next twelve months. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our Federal and State taxes for the years 2000 through 2006 are subject to examination. We believe any assessments will be immaterial to our financial statements.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which should be read in conjunction with our financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2007, includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Lumera, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “will,” “anticipate,” “estimate,” “project,” “plan,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth under the caption “Risk Factors” in our most recently filed annual report on Form 10-K.

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

We are currently working on contracts with government agencies to produce polymer-based modulators for use in defense communications and detection systems and phased array radar. The Defense Advanced Research Projects Agency (DARPA) awarded us an 18-month, $3.45 million contract which will run through December 2007. The 18-month contract, based on the achievements of certain milestones, will be followed by a 12-month, $2.43 million contract over a period of 30 months. In addition to the 30-month DARPA contract previously discussed, in March 2007, our longest running contract with a government agency was renewed for a total of $1.2 million for development work through March 2008.

Results of Operations

Business Segments We have two distinct segments: bioscience and electro-optics. Revenues and expenses associated with each business segment are recorded directly, while shared research and development and corporate expenses attributable to segment operations are allocated based upon actual labor costs recorded to each segment.

Revenue Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices. Backlog on our governmental contracts totaled $2,048,000 at March 31, 2007.

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

Research and Development Expense Research and development expense consists primarily of:

•	compensation for employees and contractors engaged in internal research and product development activities;
•	research fees paid to the University of Washington (“UW”) and other educational institutions for contract research;
•	stock-based research expense relating to grants of common stock made to the UW;
•	laboratory operations, outsourced development and processing work;
•	costs incurred in acquiring and maintaining licenses; and
•	related operating expenses.

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

Stock-based Compensation We account for stock-based compensation under the provisions of the of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) and Staff Accounting Bulletin No. 107 (SAB 107) issued by the SEC in March 2005. We use the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). We use the Black-Scholes option pricing model in determining the fair value of stock options.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Summary

	Three Months ended March 31,		Percentage
	2007	2006	Change
Revenue	$860,000	$503,000	71%
Cost of revenue	443,000	258,000	72%
Research and development expenses	1,271,000	1,578,000	-19%
Marketing, general and administrative expenses	2,163,000	1,995,000	8%
Interest income	321,000	208,000	54%

Revenue. Revenue increased by $357,000 for the three months ended March 31, 2007 over the three months ended March 31, 2006, primarily due to increased levels of government contract activity. Aggregate revenue on governmental contracts totaled $775,000 for the three months ended March 31, 2007, an increase of $292,000 compared to the three months ended March 31, 2006, primarily due to increased activity on the larger of our two contracts. Backlog on our governmental contracts totaled $2,048,000 at March 31, 2007. Product revenues totaled $85,000 for the quarter ended March 31, 2007, consisting of electro-optics materials and devices.

Cost of Revenue. Cost of revenue increased by $185,000 for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to higher labor, materials and related overhead charges applied to our governmental contracts. Contract costs were 51% of contract revenue for the three months ended March 31, 2007, down from 53% for the three months ended March 31, 2006.

Research and Development Expense. Research and development expense decreased $307,000 to $1,271,000 for the three months ended March 31, 2007, from $1,578,000 for the three months ended March 31, 2006. Increased government contract activities resulted in additional labor and related overhead costs to be allocated to cost of revenue; consequently, research and development expense decreased by $137,000 during the three months ended March 31, 2007. License and royalty fees increased by $30,000 compared to the quarter ended March 31, 2006, due primarily to increased UW licensing fees. Materials and supplies costs were $87,000 higher for the three months ended March 31, 2007, compared to the three months ended march 31, 2006. Professional fees related to product development activities decreased by $158,000 for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, due to a decrease in subcontracting expense. Compensation costs related to additional research personnel increased by $22,000 and non-cash stock-based compensation costs increased $35,000 during the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. General and administrative costs decreased by $48,000 for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Depreciation expense decreased by $138,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to our asset base becoming more fully depreciated.

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $168,000 to $2,163,000 for the quarter ended March 31, 2007, from $1,995,000 for the quarter ended March 31, 2006. Compensation expense, including incentive pay, decreased $22,000 in the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. General administrative expenses, including travel and facilities expenses decreased $19,000 in the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. Professional services increased $144,000 during the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006, primarily due to increased business consulting and legal fees. Depreciation expense increased by $59,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to leasehold improvements to our current space.

Interest Income. Interest income increased $113,000 to $321,000 for the quarter ended March 31, 2007, from $208,000 for the quarter ended March 31, 2006, due primarily to higher levels of investments following the completion of our November 2006 financing.

Business Segments We have two distinct segments: bioscience and electro-optics. Revenues and expenses associated with each business segment are recorded directly, while shared research and development and corporate expenses attributable to segment operations are allocated based upon actual labor costs recorded to each segment.

Summary

	Three Months
	ended
	March 31,		Percentage
	2007	2006	Change
Revenue
Bioscience Segment	$-	$-
Electro-Optics Segment	860,000	503,000	71%
Total Revenue	$860,000	$503,000	71%

Operating Loss
Bioscience Segment	$(974,000)	$(874,000)	11%
Electro-Optics Segment	(513,000)	(1,021,000)	-50%
Corporate Expenses	(1,530,000)	(1,433,000)	7%
Total Operating Loss	$(3,017,000)	$(3,328,000)	-9%

Segment Revenues and Operating Loss

Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information presented in Note 7 - Segment Information is presented on a basis consistent with our internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.

Bioscience

Operating Loss. Our Bioscience segment operating loss increased by $100,000 for the three months ended March 31, 2007. Non-cash share-based compensation increased by $58,000 and compensation expense, including incentive pay, associated with additional research personnel increased by $108,000 for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Materials expenses increased by $44,000 during the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Depreciation decreased by $17,000, due to our asset base becoming more fully depreciated and general and administrative expenses, including facilities, and professional fees decreased by $24,000 and $69,000, respectively, during the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

Electro-optics

Revenue. Revenue increased by $357,000 for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to increased levels of government contract activity. Aggregate revenue on governmental contracts totaled $775,000 for the three months ended March 31, 2007, an increase of $292,000 over the three months ended March 31, 2006, primarily due to increased activity on the larger of our two contracts. Backlog on our governmental contracts totaled $2,048,000 at March 31, 2007. Electro-optic product revenues totaled $85,000 in the quarter ended March 31, 2007.

Operating Loss. Our Electro-optics segment operating loss declined by $508,000 for the three months ended March 31, 2007 over the three months ended March 31, 2006. Gross profit, primarily related to higher governmental contract revenue, increased by $172,000 while operating costs decreased by $336,000 during the three months ended March 31, 2007, compared to the three months ended March 31, 2006. General and administrative activities, including facilities, associated with product commercialization efforts decreased by $33,000 for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Increased government contract activities resulted in additional labor and related overhead costs to be allocated to cost of revenue reducing research and development expense by $137,000 during the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Materials and supplies expense increased by $43,000 for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Depreciation expense, for the three months ended March 31, 2007, decreased by $122,000, compared to the three months ended March 31, 2006, due to our asset base becoming more fully depreciated. Professional fees decreased by $108,000, due primarily to a decrease in subcontracting fees; license and royalty fees increased by $30,000, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

Corporate Expenses

Corporate expenses. Certain corporate expenses are not allocated to our segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

Total corporate expenses increased by $97,000 in the three months ended March 31, 2007. Professional fees for investor relations, legal and general consulting increased $173,000 in the three months ended March 31, 2007 due to increased levels of consulting expense and costs related to investor relations compared to the prior year quarter. Total compensation, including incentive pay, decreased by $94,000 and non-cash compensation decreased by $23,000 for the quarter ended March 31, 2007. General and administrative costs, including facilities and travel, decreased by $9,000 and depreciation expense increased by $59,000, for the three months ended March 31, 2007 due to costs associated with our leasehold improvements.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common and convertible preferred stock, convertible notes and, to a lesser extent, through revenues from development contracts and sales of services. We had an accumulated deficit of $63.5 million as of March 31, 2007. We had $24.1 million in cash and cash equivalents and investment securities held for sale at March 31, 2007, all of which are classified as short term with maturities less than 12 months beyond the balance sheet date.

Net cash used in operating activities decreased by $605,000 to $2,223,000 for the three months ended March 31, 2007, from $2,828,000 for the three months ended March 31, 2006. We used $871,000 in cash to fund our Bioscience activities during the three months ended March 31, 2007, an increase of $57,000 over the prior year period, primarily due to higher costs associated with product development activities and additional headcount related compensation expenses. We used $353,000 in cash to fund our Electro-optics activities during the three months ended March 31, 2007, a decrease of $389,000 over the three months ended March 31, 2006, primarily due to higher government contract revenues. We used $999,000 in cash to fund corporate expenses during the three months ended March 31, 2007, a decrease of $273,000 over the three months ended March 31, 2006.

Net cash used for investing activities increased by $4,861,000, to $2,855,000 for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Capital expenditures totaled $71,000 for the three months ended March 31, 2007 compared with $317,000 for the three months ended March 31, 2006; these costs resulted primarily from laboratory equipment purchases and costs associated with leasehold improvements. Purchases of investment securities, net of maturities, totaled $2,784,000 for the three months ended March 31, 2007, an increase of $5,807,000 for the three months ended March 31, 2006.

No net cash was provided by financing activities for the three months ended March 31, 2007. Net cash provided by financing activities for the three months ended March 31, 2006, was $20,000, all from the net proceeds from the exercise of stock options.

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

We expect that our cash used in operations will increase during 2007 and beyond as a result of:

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that the $24.1 million in cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations through at least the end of 2008. We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

New Accounting Pronouncements

In September of 2006, the FASB issued SFAS No. 157. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. We are currently evaluating the impact that SFAS 157 will have on our financial condition or results of operation; however, we do not believe that the adoption of SFAS 157 will have a material impact given on our financial position, results of operations or cash flows.

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

ITEM 4T.	CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the first three months of fiscal 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal control over financial reporting. Under the current rules defining when a filer is required to include an assertion as to the effectiveness of internal controls over financial reporting, we will be required to make such assertion in our 2007 annual report. If our market capitalization meets the minimum $75 million capitalization threshold at June 30, 2007, our independent registered public accounting firm would also be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007; however, should our market capitalization not meet the $75 million capitalization our independent registered public accounting firm would not be required to attest to our assessment of the effectiveness of internal control over financial reporting until December 31, 2008. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the independent registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that would need to be addressed and remediated.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMERA CORPORATION

Date: May 9, 2007	/s/THOMAS D. MINO
Thomas Mino
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2007	/s/PETER J. BIERE
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