Form 10-Q
period 2007-06-30
LUMERA CORP
filed 2007-08-07
CIK 1137399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, 20,055,352 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I

FINANCIAL INFORMATION

		Page
Item 1 - Financial Statements	(unaudited)

Condensed Balance Sheets as of June 30, 2007 and December 31, 2006		3

Condensed Statements of Operations for the three and six months ended
June 30, 2007 and 2006		4

Condensed Statements of Comprehensive Loss for the three and six months ended
June 30, 2007 and 2006		5

Condensed Statements of Cash Flows for the six months ended
June 30, 2007 and 2006		6

Notes to Condensed Financial Statements		7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations		11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk		17

Item 4T - Controls and Procedures		17

PART II
OTHER INFORMATION

Item 1 - Legal Proceedings		18

Item 4 - Submission of Matters to a Vote of Security Holders		18

Item 6 - Exhibits		18

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMERA CORPORATION

CONDENSED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$2,931,000	$10,521,000
Investment securities, available-for-sale, current	18,857,000	15,788,000
Accounts receivable, net of allowance	223,000	380,000
Costs and estimated earnings in excess of billings on
uncompleted contracts	263,000	338,000
Other current assets	466,000	600,000
Total current assets	22,740,000	27,627,000

Property and equipment, net	2,607,000	2,759,000
Restricted Investments	700,000	700,000
Other assets	46,000	46,000
TOTAL ASSETS	$26,093,000	$31,132,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITES
Accounts payable	$525,000	$850,000
Accrued liabilities	1,128,000	982,000
Total current liabilities	1,653,000	1,832,000

Deferred rent, net of current portion	358,000	407,000
Total liabilities	2,011,000	2,239,000

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized;
20,055,352 shares issued and outstanding at June 30, 2007,
and 20,055,352 shares issued and outstanding at December 31, 2006	20,000	20,000
Additional Paid-in Capital	90,920,000	89,690,000
Accumulated other comprehensive (loss) income	(1,000)	1,000
Accumulated deficit	(66,857,000)	(60,818,000)
Total shareholders' equity	24,082,000	28,893,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,093,000	$31,132,000

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$934,000	$665,000	$1,794,000	$1,168,000
Cost of revenue	484,000	446,000	927,000	704,000

GROSS PROFIT	450,000	219,000	867,000	464,000

Research and development expense	1,380,000	1,605,000	2,651,000	3,183,000
Marketing, general and administrative expense	2,714,000	1,989,000	4,877,000	3,984,000

Total operating expenses	4,094,000	3,594,000	7,528,000	7,167,000

Loss from operations	(3,644,000)	(3,375,000)	(6,661,000)	(6,703,000)
Interest income	301,000	201,000	622,000	409,000

Net loss	$(3,343,000)	$(3,174,000)	$(6,039,000)	$(6,294,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.17)	$(0.19)	$(0.30)	$(0.38)

WEIGHTED-AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	20,055,352	16,772,141	20,055,352	16,764,615

The accompanying notes are an integral part of these condensed financial statements.

LUMERA CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net loss	$(3,343,000)	$(3,174,000)	$(6,039,000)	$(6,294,000)
Other comprehensive loss -
Unrealized holding gain (loss)
arising during period	(3,000)	(1,000)	(2,000)	4,000
Comprehensive loss	$(3,346,000)	$(3,175,000)	$(6,041,000)	$(6,290,000)

The accompanying notes are an integral part of these condensed financial statements.

 LUMERA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities
Net loss	$(6,039,000)	$(6,294,000)
Adjustments to reconcile net loss to
net cash used in operations
Depreciation	441,000	527,000
Noncash expenses related to issuance of stock,
options and amortization of deferred compensation	1,230,000	924,000
Amortization on investments	(215,000)	(94,000)
Noncash deferred rent, net	(41,000)	103,000
Change in
Accounts receivable	157,000	(184,000)
Costs and estimated earnings in excess of billings
on uncompleted contracts	75,000	(108,000)
Other current assets	134,000	117,000
Accounts payable	(325,000)	(10,000)
Accrued liabilities	138,000	61,000
Net cash used in operating activities	(4,445,000)	(4,958,000)

Cash flows from investing activities
Purchases of investment securities	(18,706,000)	(8,817,000)
Maturities of investment securities	15,850,000	14,900,000
Purchases of restricted investments	-	(700,000)
Purchases of property and equipment	(289,000)	(588,000)
Net cash provided by (used in) investing activities	(3,145,000)	4,795,000

Cash flows from financing activities
Net proceeds from the exercise of stock options	-	83,000
Net cash provided by financing activities	-	83,000

Net decrease in cash and cash equivalents	(7,590,000)	(80,000)
Cash and cash equivalents at beginning of period	10,521,000	4,885,000

Cash and cash equivalents at end of period	$2,931,000	$4,805,000

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

These financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contain all of the adjustments (normal and recurring in nature) necessary, in our opinion, to state fairly our financial position as of June 30, 2007 and the results of operations and cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those which might be expected for the full year or any future period.

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

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock. As of June 30, 2007 and 2006, we had outstanding common stock options and warrants to purchase an aggregate of 4,715,002 and 3,869,339, respectively, which were excluded from the calculation of diluted earnings per share.

4. Property and equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the initial lease term.

A summary of property and equipment at June 30, 2007 and December 31, 2006 follows:

	June 30,	December 31,
	2007	2006

Computer Equipment	$814,000	$754,000
Furniture and Office Equipment	154,000	147,000
Lab equipment	4,778,000	4,590,000
Leasehold improvements	3,909,000	3,875,000
	$9,655,000	$9,366,000
Less: Accumulated depreciation	(7,048,000)	(6,607,000)
	$2,607,000	$2,759,000

5. Stock-Based Compensation

We account for stock-based compensation costs under the provisions of SFAS No. 123(R), Share-Based Payment, (“FAS 123R”) and Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005.

Share based compensation expense The following table shows the share-based compensation expense related to employee grants recorded in the three and six months ended June 30, 2007.

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007
Share-based payment expense in:
Research and development expense	$202,000	$311,000
Marketing, general and administrative expense	570,000	894,000
	$772,000	$1,205,000

The table above excludes $23,000 and $25,000 of non-employee option expense for the three and six months ended June 30, 2007, respectively, accounted for in accordance with EITF 96-18.

There were no stock option exercises for the three and six months ended June 30, 2007. Cash received from the exercise of options totaled $62,000 and $83,000 for the three and six months ended June 30, 2006, respectively. No tax benefit was recognized related to share-based compensation expense since we have never reported taxable income and have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. Additionally, no share-based compensation expenses were capitalized during the periods presented.

Valuation assumptions We use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions during each respective period:
	For the Six Months Ended June 30,
	2007	2006
Risk Free Interest Rate	4.51% - 5.06%	4.52% - 5.13%
Expected Life (in years)	6.25	6.25
Dividend Yield	0.0%	0.0%
Volatility	70.0%	74.0%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected term of the option is based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 107. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our estimated forfeiture rate in the first two quarters of 2007 was 4%. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

Share-based Payment Award Activity The following table summarizes the activity under our Option Plans for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,381,370	$5.30
Granted	967,800	2.96
Exercised	-	-
Forfeited/expired/cancelled	(84,714)	5.38
Outstanding June 30, 2007	3,264,456	$5.08	7.19	$1,369,963
Options Exerciseable June 30, 2007	1,623,552	$5.77	6.33	$828,525

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at June 30, 2007.

The weighted average grant date fair value of options granted was $3.14 and $2.43 during the three months ended June 30, 2007 and 2006, respectively. There were no options exercised for the three months ended June 30, 2007. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2006 was $54,000, determined as of the date of option exercise. The aggregate fair value of stock options vested during the three months ended June 30, 2007 and 2006, was $789,000 and $340,000, respectively.

The weighted average grant date fair value of options granted was $2.87 and $2.45 during the six months ended June 30, 2007 and 2006, respectively. There were no options exercised for the six months ended June 30, 2007. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2006 was $72,000, determined as of the date of option exercise. The aggregate fair value of stock options vested during the six months ended June 30, 2007 and 2006, was $1,250,000 and $890,000, respectively.

As of June 30, 2007, there was approximately $3.0 million, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a remaining requisite service period of 2 years.

6. Segment information

We manage our business through two distinct segments: bioscience and electro-optics. Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information in the Financial Statements is presented on a basis consistent with our internal management reporting. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.

Identifiable assets by segment are not used in management’s analysis of results; therefore, are excluded. The revenues and operating loss by reportable segment are as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30		Percentage	June 30		Percentage
	2007	2006	Change	2007	2006	Change
Revenue
Bioscience	$-	$107,000		$-	$107,000
Electro-optics	934,000	558,000	67%	1,794,000	1,061,000	69%
Total	$934,000	$665,000	40%	$1,794,000	$1,168,000	54%

Operating Loss
Bioscience	$(1,155,000)	$(1,109,000)	4%	$(2,130,000)	$(1,983,000)	7%
Electro-optics	(428,000)	(872,000)	-51%	(940,000)	(1,893,000)	-50%
Corporate expenses	(2,061,000)	(1,394,000)	48%	(3,591,000)	(2,827,000)	27%
Total	$(3,644,000)	$(3,375,000)	8%	$(6,661,000)	$(6,703,000)	-1%

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

Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. At December 31, 2006, we had federal net operating loss (“NOL”) of approximately $55.7 million which will begin to expire in 2018 through 2026 and research and development (“R&D”) credit carryforwards of $1.35 million that begin to expire in 2019 through 2026 unless previously utilized. We have provided a 100% valuation allowance as of December 31, 2006 and June 30, 2007 because realization of such tax benefits is uncertain. Due to our NOL carryforwards, any future adjustments to the unrecognized tax benefit will have no impact on our effective tax rate due to the valuation allowance which fully offsets all tax benefits. For the three and six months ended June 30, 2007, the unrecognized tax benefit did not change significantly. We do not expect the unrecognized tax benefit to change significantly during the next twelve months. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense. We had no accrued interest or penalties at the date of adoption.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our Federal and State taxes for the years 2000 through 2006 are subject to examination. We believe any assessments will be immaterial to our financial statements.

8. Subsequent Events

Effective July 1, 2007, we contributed substantially all of the assets of our bioscience segment to a newly formed wholly-owned subsidiary company. Plexera Bioscience LLC (“Plexera”) was formed to further clarify the purpose, business and funding requirements and market opportunities for both Lumera and Plexera. The establishment of Plexera will have no current impact on the consolidated operating results of Lumera.

We filed a Form S-3 Registration Statement on July 18, 2007. We have no plans to utilize the S-3 Registration Statement at this time.

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

Overview

 We were established in 2000 to develop proprietary polymer materials and products based on these materials. We are currently developing products for two primary markets: bioscience and electro-optics. We design and synthesize polymer materials at the molecular level by using our expertise in nanotechnology, which is the development of products and production processes at a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter). Our goal is to optimize the electrical, optical and surface properties of these materials. We use these materials to improve the design, performance and functionality of products for use in biochemical analysis and in optical communications devices and systems. We believe we have developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology.

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

Bioscience Segment

We are focused on delivering tools and applications to the life science and pharmaceutical industry, specifically those concerned with discovering and characterizing proteins. We are currently pursuing two primary protein market segments: antibodies and kinase inhibitors and are actively pursuing a strategy to enter the biomarker discovery market in the future.

We are developing a high throughput Surface Plasmon Resonance (“SPR”) biosensor designed to enable discovery and characterization of proteins. Our ProteomicProcessor™ is a compact bench-top device for detecting and quantifying molecular binding interactions in a label-free format utilizing SPR technology. Our competitive advantage is expected to be the ability to provide researchers high-content data, including binding affinity and kinetics data, in a label-free format.

Our NanoCapture microarrays are a family of microarray products for end-user defined applications. Our initial product is expected to be a NanoCapture™-Oxide microarray on which users will print their own biological content. We envision that future generations of NanoCapture™ Arrays will have specific surface chemistry to enable and in some cases enhance the biological assay.

Currently our beta release ProteomicProcessors™ are installed at the Institute for Systems Biology, Harvard Medical School, the Medical University of South Carolina and Baylor Institute for Immunology Research. Additional academic, as well as select commercial beta sites, have expressed an interest in the system.

Our life sciences product development and manufacturing team is focused on bringing all of the necessary features and functions to provide the market with a competitive product. We continue to work through a number of outstanding issues, which are demanding much of the team’s focus, including vendor qualification and building required quality control processes.

In early 2005, we acquired exclusive rights within our markets to Helix Biopharma’s Heterodimer Protein Technology (“HPT”) which was recently branded with the trade name ExpressTag™. We believe this technology gives us the basis from which to provide biological content on the microarray, specifically because ExpressTag™ enables proteins to properly orient on a surface allowing them to maintain function.

Electro-Optics Segment

We are developing a new generation of electro-optic modulators and other devices for optical networks and systems based on our proprietary polymer materials. The applications for these advanced materials include electro-optic components such as modulators to be incorporated in optical modules and subsystems, polymer electronics such as high performance diodes and transistors, and optical interconnects for high speed (greater than 20 billion cycles per second) inter and intra-semiconductor chip communication. Our polymer-based modulators can operate at speeds up to five times faster than existing inorganic crystal-based electro-optic modulators and are smaller, lighter and more energy efficient than electro-optic modulators using inorganic crystals. We have designed and manufactured polymer-based electro-optic modulators that operate at speeds up to 100 GHz. We are continuing development efforts to enhance the speed, efficiency and power requirements of electro-optic materials and devices to meet evolving customer requirements and applications.

We are also developing millimeter wave communication systems which could be used in wireless communication systems applications and in security related applications, offering high data-rate wireless transmission at low cost compared to current wire-line infrastructure and fiber optic cable and 140 GHz carrier frequency. During the fourth quarter of 2006, we completed testing of our prototype millimeter wave wireless bridge, successfully transmitting 10 Gbps at 94 GHz through the use of Gigabit Ethernet and other standard protocols. Potential customers for these systems include various telecommunications and broadcasting companies as well as defense and security agencies.

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

We are currently working on contracts with government agencies to produce polymer-based modulators for use in defense communications and detection systems and phased array radar. The Defense Advanced Research Projects Agency (DARPA) awarded us an 18-month, $3.45 million contract, which will run through December 2007. The 18-month contract, based on the achievements of certain milestones, will be followed by a 12-month, $2.43 million contract. In March 2007, our longest running contract with a government agency was renewed for a total of $1.2 million for development work through March 2008.

Results of Operations

Business Segments We have two distinct segments: bioscience and electro-optics. Revenues and expenses associated with each business segment are recorded directly, while shared research and development and corporate expenses attributable to segment operations are allocated based upon actual labor costs recorded to each segment.

Revenue Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices. Backlog on our governmental contracts totaled $1,119,000 at June 30, 2007.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2007 and 2006

Summary

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2007	2006	Change	2007	2006	Change
Revenue	$934,000	$665,000	40%	$1,794,000	$1,168,000	54%
Cost of revenue	484,000	446,000	9%	927,000	704,000	32%
Research and development expenses	1,380,000	1,605,000	-14%	2,651,000	3,183,000	-17%
Marketing, general and administrative expenses	2,714,000	1,989,000	36%	4,877,000	3,984,000	22%
Interest income	301,000	201,000	50%	622,000	409,000	52%

Revenue. Revenue increased by $269,000 and $626,000 for the three and six months ended June 30, 2007, from the three and six months ended June 30, 2006, respectively, primarily due to increased levels of government contract activity. Aggregate revenue on government contracts totaled $928,000 and $1,703,000 for the three and six months ended June 30, 2007, an increase of $389,000 and $682,000 over the respective prior year comparative periods primarily due to increased activity on the larger of our two contracts. Backlog on our governmental contracts totaled $1,119,000 at June 30, 2007. Product revenues totaled $6,000 and $91,000 for the three and six months ended June 30, 2007, consisting of electro-optics materials and devices. Product revenues totaled $127,000 and $147,000 for the three and six months ended June 30, 2006, respectively, consisting of the sale of two beta version Proteomic Processors which were shipped during the second quarter of 2006, and sales of electro-optic products of approximately $20,000 in each of the first two quarters of 2006.

Cost of Revenue. Cost of revenue increased by $38,000 and $223,000 for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, primarily due to higher labor, materials and related overhead charges applied to our governmental contracts though these increased costs were slightly offset by lower product costs. Contract costs were 52% of contract revenue for the three months ended June 30, 2007, down from 64% for the three months ended June 30, 2006, due to a decrease in overhead from the prior year periods.

Research and Development Expense. Research and development expense decreased $225,000 and $532,000, respectively, for the three and six months ended June 30, 2007, from the three and six months ended June 30, 2006. The decrease was primarily due to a reduction in professional fees related to lower subcontracting and consulting services of $192,000 and $349,000, respectively, during the current three and six month periods. Materials and supplies cost decreased by $152,000 and $65,000, respectively, during the current three and six month periods due primarily to lower product development costs. Depreciation expense decreased by $55,000 and $193,000, respectively, for the three and six months ended June 30, 2007, as our asset base is becoming more fully depreciated. Compensation expense increased by $73,000 and $95,000, respectively, during the current three and six month periods due primarily to additional research personnel. Non-cash compensation increased by $81,000 and $116,000 during the current three and six month periods due to an increase in the number of stock-based compensation awards granted in the current periods. Increased government contract activities resulted in additional labor and related overhead costs to be allocated to cost of revenue, reducing research and development expense by $132,000 during the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

Marketing, General and Administrative Expense.  Marketing, general and administrative expense increased by $725,000 and $893,000 for the three and six months ended June 30, 2007, from the three and six months ended June 30, 2006, respectively. Professional fees increased by $348,000 and $492,000, respectively, during the current three and six month periods primarily due to increased strategic business consulting and legal and accounting fees. Non-cash compensation expense increased by $185,000 and $190,000, respectively, during the current three and six month periods due to an increase in the number of stock-based compensation awards granted in the current periods. Compensation expense, including incentive pay, increased by $177,000 and $154,000, respectively, during the current three and six month periods due primarily to an increase in marketing and administrative personnel. Depreciation expense increased by $50,000 and $109,000 during the current three and six month periods due to leasehold improvements to our current space. General and administrative expenses, including travel and facilities expenses, decreased by $36,000 and $53,000 during the three and six month periods due primarily to a decrease in travel related expenses.

Interest Income. Interest income increased $100,000 and $213,000 for the three and six months ended June 30, 2007, compared to the same prior year periods, due primarily to higher levels of investments during 2007 and higher interest rates.

Business Segments. We have two distinct segments: bioscience and electro-optics. Revenues and expenses associated with each business segment are recorded directly, while shared research and development and corporate expenses attributable to segment operations are allocated based upon actual labor costs recorded to each segment.

Summary

	For the Three Months Ended			For the Six Months Ended
	June 30		Percentage	June 30		Percentage
	2007	2006	Change	2007	2006	Change
Revenue
Bioscience	$-	$107,000		$-	$107,000
Electro-optics	934,000	558,000	67%	1,794,000	1,061,000	69%
Total	$934,000	$665,000	40%	$1,794,000	$1,168,000	54%

Operating Loss
Bioscience	$(1,155,000)	$(1,109,000)	4%	$(2,130,000)	$(1,983,000)	7%
Electro-optics	(428,000)	(872,000)	-51%	(940,000)	(1,893,000)	-50%
Corporate expenses	(2,061,000)	(1,394,000)	48%	(3,591,000)	(2,827,000)	27%
Total	$(3,644,000)	$(3,375,000)	8%	$(6,661,000)	$(6,703,000)	-1%

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

Bioscience

Operating Loss. Our Bioscience segment operating loss increased by $46,000 and $147,000, respectively, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006. Compensation expense, including incentive pay, associated with additional research personnel increased by $170,000 and $277,000, respectively, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006. Non-cash compensation expense increased by $79,000 and $137,000, respectively, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, due primarily to an increase in headcount. Decreased revenue activities of $107,000 during both the three and six months ended June 30, 2007, resulted in an operating loss increase compared to the three and six months ended June 30, 2006. Professional fees, consisting mainly of subcontracting, contract and consulting expense, decreased by $193,000 and $262,000, respectively, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, due primarily to a decrease in subcontracting expense. Depreciation decreased by $39,000 and $55,000, respectively, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, due to our asset base becoming more fully depreciated.

Electro-optics

Revenue. Revenue increased by $376,000 and $733,000, respectively, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, primarily due to increased levels of government contract activity. Aggregate revenue on governmental contracts totaled $929,000 and $1,703,000, respectively, for the three and six months ended June 30, 2007, an increase of $390,000 and $682,000, respectively, over the three and six months ended June 30, 2006, primarily due to increased activity on the larger of our two contracts. Backlog on our governmental contracts totaled $1,119,000 at June 30, 2007. Electro-optic product revenues totaled $6,000 and $91,000, respectively, in the three and six months ended June 30, 2007.

Operating Loss. Our Electro-optics segment operating loss decreased by $444,000 and $953,000, respectively, for the three and six months ended June 30, 2007, compared to the three and six months June 30, 2006. Gross profit, primarily related to higher governmental contract revenue, increased by $236,000 and $409,000, respectively, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, while operating costs decreased by $208,000 and $544,000, respectively, during the three and six months ended June 30, 2007, compared with the three and six months ended June 30, 2006. Professional fees, mostly associated with subcontracting and consulting expense, decreased by $149,000 and $257,000, respectively, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006. Increased government contract activities resulted in additional labor and related overhead costs to be allocated to cost of revenue, reducing research and development expense by $87,000 and $223,000, respectively, during the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006. Depreciation expense, for the three and six months ended June 30, 2007, decreased by $16,000 and $138,000, respectively, compared to the three and six months ended June 30, 2006, due to our asset base becoming more fully depreciated. Compensation expense increased by $62,000 and $49,000, respectively, for the three and six months ended June 30, 2007, over the three and six months ended June 30, 2006, due primarily to increased headcount associated with additional research personnel.

Corporate Expenses

Corporate expenses. Certain corporate expenses are not allocated to our segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

Total corporate expenses increased by $667,000 and $764,000, respectively, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006. Professional fees for investor relations, legal, accounting and general consulting increased by $499,000 and $662,000, respectively, during the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, due primarily to an increase in consulting, legal and accounting fees. Total non-cash compensation increased by $145,000 and $122,000, respectively, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, due primarily to an increase in option expense. Depreciation expense increased by $50,000 and $109,000, respectively, for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, due primarily to the costs associated with our leasehold improvements. Compensation, including incentive pay, has decreased by $77,000 for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. General and administrative costs, including facilities, insurance and travel, decreased by $44,000 and $52,000 for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, due primarily to a decrease in travel expense.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common and convertible preferred stock, convertible notes and, to a lesser extent, through revenues from development contracts and sales of services. We had an accumulated deficit of $66.9 million as of June 30, 2007. We had $21.8 million in cash and cash equivalents and investment securities held for sale at June 30, 2007, all of which are classified as short term with maturities less than 12 months beyond the balance sheet date.

Net cash used in operating activities decreased by $513,000 to $4,445,000 for the six months ended June 30, 2007, from $4,958,000 for the six months ended June 30, 2006. We used $1,892,000 in cash to fund our Bioscience activities during the six months ended June 30, 2007, an increase of $66,000 over the prior year period, primarily due to higher costs associated with product development activities and additional headcount related compensation expenses. We used $579,000 in cash to fund our Electro-optics activities during the three and six months ended June 30, 2007, a decrease of $862,000 over the six months ended June 30, 2006, primarily due to higher government contract revenues combined with lower subcontracting expense. We used $1,974,000 in cash to fund corporate expenses during the six months ended June 30, 2007, an increase of $283,000 over the six months ended June 30, 2006, due primarily to an increase in consulting, legal and accounting fees.

Net cash used for investing activities increased by $7,940,000 to $3,145,000 for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Capital expenditures totaled $289,000 for the six months ended June 30, 2007 compared with $588,000 for the six months ended June 30, 2006; these costs resulted primarily from laboratory equipment purchases. Purchases of investment securities, net of maturities, totaled $2,856,000 for the six months ended June 30, 2007, an increase of $8,939,000 for the six months ended June 30, 2006.

No net cash was provided by financing activities for the six months ended June 30, 2007. Net cash provided by financing activities for the three and six months ended June 30, 2006, totaled $83,000, all from the net proceeds from the exercise of stock options.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on presently known business conditions, we expect that the $21.8 million in cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations through at least the end of 2008. We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

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

ITEM 4T. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2007, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal control over financial reporting. Under the current rules defining when a filer is required to include an assertion as to the effectiveness of internal controls over financial reporting, we will be required to make such assertion in our 2007 annual report. Our market capitalization met the minimum $75 million capitalization threshold at June 30, 2007, requiring our independent registered public accounting firm to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the independent registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that would need to be addressed and remediated.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 1, 2007. During the Annual Meeting, our shareholders voted on the election of directors to our Board of Directors. Of the 20,055,352 shares of common stock outstanding as of the record date of the annual meeting, 17,989,949 shares, or 89.7%, of the total shares eligible to vote at the annual meeting, were represented in person or by proxy.

Our Board of Directors remains unchanged with continuing terms, appointed to serve until the 2008 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified. The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:
Directors Information
Director #	Votes For	Votes Withheld	% Votes For
Fraser Black	17,865,366	124,583	89.08
Sanjiv Gambhir	17,860,476	129,473	89.06
Donald Guthrie	17,857,003	132,946	89.04
C. James Judson	17,814,988	174,961	88.83
Thomas D. Mino	17,808,338	181,611	88.80
Robert A. Ratliffe	17,786,887	203,062	88.69
Kimberly D.C. Trapp	17,867,548	122,401	89.09
Joseph J. Vallner	17,806,869	183,080	88.79

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMERA CORPORATION

Date: August 7, 2007	/s/ THOMAS D. MINO
Thomas Mino Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2007	/s/ PETER J. BIERE
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