Form 10-Q
period 2007-09-30
LUMERA CORP
filed 2007-11-09
CIK 1137399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission File Number 000-50862

LUMERA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-2011728
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

19910 North Creek Parkway – Suite 100, Bothell, Washington	98011
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 1, 2007, 20,055,352 shares of the Company’s common stock, $0.001 par value, were outstanding.

Page
PART I
FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	4

Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2007 and 2006	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	6

Notes to Condensed Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T - Controls and Procedures	17

PART II
OTHER INFORMATION

Item 1 - Legal Proceedings	18

Item 1A – Risk Factors	18

Item 6 – Exhibits	18

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LUMERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,948,000	$10,521,000
Investment securities, available-for-sale, current	9,351,000	15,788,000
Accounts receivable, net of allowances	90,000	380,000
Costs and estimated earnings in excess of billings on uncompleted contracts	161,000	338,000
Other current assets	601,000	600,000
Total current assets	19,151,000	27,627,000

Restricted Investments	700,000	700,000
Property and equipment, net	2,615,000	2,759,000
Other assets	46,000	46,000
TOTAL ASSETS	$22,512,000	$31,132,000

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITES
Accounts payable	$673,000	$850,000
Deferred rent, current portion	101,000	89,000
Accrued liabilities	1,563,000	893,000
Total current liabilities	2,337,000	1,832,000

Deferred rent, net of current portion	330,000	407,000
TOTAL LIABILITIES	2,667,000	2,239,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized; 20,055,352 shares issued and outstanding at September 30, 2007, 20,055,352 issued and outstanding at December 31, 2006	20,000	20,000
Additional Paid in Capital	91,504,000	89,690,000
Accumulated other comprehensive gain	9,000	1,000
Accumulated deficit	(71,688,000)	(60,818,000)
TOTAL SHAREHOLDERS' EQUITY	19,845,000	28,893,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,512,000	$31,132,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$624,000	$1,030,000	$2,418,000	$2,198,000
Cost of revenue	344,000	566,000	1,271,000	1,270,000

GROSS PROFIT	280,000	464,000	1,147,000	928,000

Research and development expense	2,055,000	1,440,000	4,706,000	4,623,000
Marketing, general and administrative expense	3,322,000	1,898,000	8,199,000	5,882,000

Total operating expenses	5,377,000	3,338,000	12,905,000	10,505,000

Loss from operations	(5,097,000)	(2,874,000)	(11,758,000)	(9,577,000)
Interest income	266,000	176,000	888,000	585,000

Net loss	$(4,831,000)	$(2,698,000)	$(10,870,000)	$(8,992,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.24)	$(0.16)	$(0.54)	$(0.54)

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	20,055,352	16,802,443	20,055,352	16,777,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net loss	$(4,831,000)	$(2,698,000)	$(10,870,000)	$(8,992,000)
Other comprehensive loss -
Unrealized holding gain arising during period	10,000	13,000	8,000	17,000
Comprehensive loss	$(4,821,000)	$(2,685,000)	$(10,862,000)	$(8,975,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 LUMERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities
Net loss	$(10,870,000)	$(8,992,000)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	668,000	670,000
Noncash expenses related to issuance of stock, options and amortization of deferred compensation	1,814,000	1,324,000
Amortization on investment securities	(315,000)	(134,000)
Noncash deferred rent, net	(65,000)	362,000
Change in
Accounts receivable	290,000	-
Costs and estimated earnings in excess of billings on uncompleted contracts	177,000	(312,000)
Other current assets	(1,000)	(357,000)
Accounts payable	(177,000)	308,000
Accrued liabilities	670,000	(60,000)
Net cash used in operating activities	(7,809,000)	(7,191,000)

Cash flows from investing activities
Purchases of investment securities	(23,040,000)	(8,816,000)
Maturities of investment securities	29,800,000	19,900,000
Purchases of restricted investments	-	(700,000)
Purchases of property and equipment	(524,000)	(2,082,000)
Net cash provided by investing activities	6,236,000	8,302,000

Cash flows from financing activities:
Net proceeds from the exercise of stock options	-	126,000
Net cash provided by financing activities	-	126,000

Net (decrease) increase in cash and cash equivalents	(1,573,000)	1,237,000
Cash and cash equivalents at beginning of period	10,521,000	4,885,000

Cash and cash equivalents at end of period	$8,948,000	$6,122,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Lumera Corporation (“Lumera” or the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the United States of America Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2006 annual report on Form 10-K as filed with the SEC.

These financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contain all of the adjustments (normal and recurring in nature) necessary, in our opinion, to state fairly our financial position as of September 30, 2007, and the results of operations and cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those which might be expected for the full year or any future period.

2. Principles of Consolidation

The condensed consolidated financial statements include the accounts of Lumera and its wholly-owned subsidiary, Plexera Bioscience LLC (“Plexera”). All intercompany accounts and transactions have been eliminated in consolidation.

We have reclassified certain prior year amounts to conform to the current presentation with no effect on shareholder’s equity, net income or cash flows from operating, investing or financing activities.

3. New Accounting Pronouncements

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008, and is to be applied prospectively. We are currently evaluating the impact that SFAS No. 157 will have on our financial condition or results of operation or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 will have on our financial condition or results of operation or cash flows.

4. Net Loss per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities.

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock. As of September 30, 2007 and 2006, we had outstanding common stock options and warrants to purchase an aggregate of 4,615,152 and 3,691,489, respectively, which were excluded from the calculation of diluted earnings per share.

5. Property and equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the initial lease term.

A summary of property and equipment at September 30, 2007 and December 31, 2006 follows:

	September 30, 2007	December 31, 2006

Computer Equipment	$860,000	$754,000
Furniture and Office Equipment	154,000	147,000
Lab equipment	4,966,000	4,590,000
Leasehold improvements	3,910,000	3,875,000
	$9,890,000	$9,366,000
Less: Accumulated depreciation	(7,275,000)	(6,607,000)
	$2,615,000	$2,759,000

6. Stock-Based Compensation

We account for stock-based compensation costs under the provisions of SFAS No. 123(R), Share-Based Payment, (“FAS 123R”) and Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005.

Share based compensation expense The following table shows the share-based compensation expense related to employee grants recorded in the three and nine months ended September 30, 2007.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2007	September 30, 2007
Share-based payment expense in:
Research and development expense	$158,000	$469,000
Marketing, general and administrative expense	410,000	1,304,000
	$568,000	$1,773,000

The table above excludes $16,000 and $41,000 of non-employee option expense for the three and nine months ended September 30, 2007, respectively, accounted for in accordance with EITF 96-18. Severance expense of $497,000 and stock-based compensation expense of $103,000 were recorded to marketing, general and administrative expense for the three and nine months ended September 30, 2007, as a result of the modification of vested stock options associated with the departure of an executive employee.

There were no stock option exercises for the three and nine months ended September 30, 2007. Cash received from the exercise of options totaled $43,000 and $126,000 for the three and nine months ended September 30, 2006, respectively. No tax benefit was recognized related to share-based compensation expense since we have never reported taxable income and have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. Additionally, no share-based compensation expenses were capitalized during the periods presented.

Valuation assumptions We use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions during each respective period:

	For the Nine Months Ended September 30,
	2007	2006
Risk Free Interest Rate	4.32% - 5.06%	4.52% - 5.13%
Expected Life (in years)	6.25	6.25
Dividend Yield	0.0%	0.0%
Volatility	70.0%	74.0%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected term of the option is based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 107. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our estimated forfeiture rate in the first three quarters of 2007 was 4%. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

Share-based Payment Award Activity The following table summarizes the activity under our Option Plans for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,381,370	$5.30
Granted	1,053,600	4.34
Exercised	-
Forfeited/expired/cancelled	(282,864)	4.63
Outstanding September 30, 2007	3,152,106	$5.04	7.68	$1,058,967
Options Exerciseable September 30, 2007	1,754,890	$5.63	6.70	$799,234

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at September 30, 2007.

The weighted average grant date fair value of options granted was $2.47 and $1.41 during the three months ended September 30, 2007 and 2006, respectively. There were no options exercised for the three months ended September 30, 2007. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2006 was $15,000, determined as of the date of option exercise. The aggregate fair value of stock options vested during the three months ended September 30, 2007 and 2006, was $216,000 and $504,000, respectively.

The weighted average grant date fair value of options granted was $2.92 and $2.42 during the nine months ended September 30, 2007, and 2006, respectively. There were no options exercised for the nine months ended September 30, 2007. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2006, was $87,000, determined as of the date of option exercise. The aggregate fair value of stock options vested during the nine months ended September 30, 2007 and 2006, was $1,466,000 and $1,385,000, respectively.

As of September 30, 2007, there was approximately $2.2 million, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a remaining requisite service period of 2 years.

7. Segment information

Effective July 1, 2007, we contributed substantially all of the assets of our bioscience segment to a newly formed wholly-owned subsidiary company. Plexera Bioscience LLC (“Plexera”) was formed to further clarify the purpose, business and funding requirements and market opportunities for both Lumera and Plexera. The establishment of Plexera has no current impact on the consolidated operating results of Lumera.

We continue to manage our business through two distinct segments: bioscience (“Plexera”) and electro-optics. Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information in the financial statements is presented on a basis consistent with our internal management reporting. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.

Identifiable assets by segment are not used in management’s analysis of results and have been excluded. The revenues and operating losses by reportable segment are as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2007	2006	Change	2007	2006	Change
Revenue
Bioscience	$-	$12,000		$-	$119,000
Electro-optics	624,000	1,018,000	(39)%	2,418,000	2,079,000	16%
Total	$624,000	$1,030,000	(39)%	$2,418,000	$2,198,000	10%

Operating Loss
Bioscience	$(1,617,000)	$(1,088,000)	49%	$(3,747,000)	$(3,071,000)	22%
Electro-optics	(1,057,000)	(467,000)	126%	(1,997,000)	(2,360,000)	(15)%
Corporate expenses	(2,423,000)	(1,319,000)	84%	(6,014,000)	(4,146,000)	45%
Total	$(5,097,000)	$(2,874,000)	77%	$(11,758,000)	$(9,577,000)	23%

8. Income Taxes

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

Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. At December 31, 2006, we had federal net operating loss (“NOL”) of approximately $55.7 million which will begin to expire in 2018 through 2026 and research and development (“R&D”) credit carryforwards of $1.35 million that begin to expire in 2019 through 2026 unless previously utilized. We have provided a 100% valuation allowance as of December 31, 2006 and September 30, 2007, because realization of such tax benefits is uncertain. Due to our NOL carryforwards, any future adjustments to the unrecognized tax benefit will have no impact on our effective tax rate due to the valuation allowance which fully offsets all tax benefits. For the three and nine months ended September 30, 2007, the unrecognized tax benefit did not change significantly. We do not expect the unrecognized tax benefit to change significantly during the next twelve months. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense. We had no accrued interest or penalties at the date of adoption.

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

Overview

 We were established in 2000 to develop proprietary polymer materials and products based on these materials. We are currently developing products for two primary markets: bioscience and electro-optics. We design and synthesize polymer materials at the molecular level. Our goal is to optimize the electrical, optical and surface properties of these materials. We use these materials to improve the design, performance and functionality of products for use in biochemical analysis and in optical communications devices and systems. We believe we have developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology.

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

Effective July 1, 2007, we contributed substantially all of the assets of our bioscience segment to a newly formed wholly-owned subsidiary, Plexera Bioscience LLC (“Plexera”). Plexera was formed to further clarify the purpose, business and funding requirements and market opportunities for both Lumera and Plexera. The establishment of Plexera has no current impact on the consolidated operating results of Lumera.

Bioscience Segment

Plexera develops and manufactures advanced analytical tools that enable life science researchers to probe the human proteome for improved diagnostics, therapeutics, and knowledge of the human condition.

With hundreds of thousands, and potentially millions, of unique proteins interacting in nearly infinite combinations, the proteome presents researchers with enormous cost, scale, and analytical challenges. The ProteomicProcessorTM System developed by Plexera addresses this complexity. By combining label free, real-time detection methods based on surface plasmon resonance (SPR) with microarray based assay formats; the ProteomicProcessor™ System provides a cost effective, high throughput solution for detecting and quantifying the binding of thousands of biomolecules in a single assay.

The ProteomicProcessor™ System consists of the ProteomicProcessor™ Instrument, proprietary data analysis software, supporting accessory equipment and reagents, and a family of NanoCaptureTM Microarray products. NanoCapture™ Microarrays provide specialized surface chemistries for immobilizing customer content, including our ExpressTagTM technology that enables properly oriented capture of specifically engineered proteins for analysis without costly and time consuming purification steps.

Plexera is initially targeting protein array based antibody and biomarker discovery applications using the ProteomicProcessorTM System. We are also investigating other applications where comparative profiling of other biomolecules, such as small molecules, peptides, DNA, RNA, or carbohydrates, may be of interest to researchers.

Currently prototypes of the ProteomicProcessor™ System are installed at the Institute for Systems Biology, Harvard Medical School, the Medical University of South Carolina and Baylor Institute for Immunology Research.

Our product development, manufacturing, and commercialization teams are continuing to build our infrastructure based on StageGate® and Quality Assurance programs which are designed to ensure delivery of competitive and reliable products.

Electro-Optics Segment

We are developing a new generation of electro-optic modulators and other devices for optical networks and systems based on our proprietary polymer materials. The applications for these advanced materials include electro-optic components such as modulators to be incorporated in optical modules and subsystems, polymer electronics such as high performance diodes and transistors, and optical interconnects for high speed (greater than 20 billion cycles per second) inter and intra-semiconductor chip communication. Our polymer-based modulators can operate at speeds up to five times faster than existing inorganic crystal-based electro-optic modulators and are smaller, lighter and more energy efficient than electro-optic modulators using inorganic crystals. We have designed and manufactured polymer-based electro-optic modulators that operate at data rates up to 100 Gbps. We are continuing development efforts to enhance the speed, efficiency and power requirements of electro-optic materials and devices to meet evolving customer requirements and applications.

We are also developing millimeter wave communication systems which could be used in wireless communication systems applications and in security related applications, offering high data-rate wireless transmission at low cost compared to current wire-line infrastructure and fiber optic cable.  During the fourth quarter of 2006, we completed testing of our prototype millimeter wave wireless bridge, successfully transmitting 10 Gbps at 94 GHz through the use of Gigabit Ethernet and other standard protocols.  Potential customers for these systems include various telecommunications companies as well as defense and security agencies.

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

We are currently working on contracts with government agencies to produce polymer-based modulators for use in defense communications and detection systems and phased array radar. The Defense Advanced Research Projects Agency (DARPA) awarded us an 18-month, $3.45 million contract, which will run through December 2007.  Subject to the approval by DARPA, the 18-month contract, based on the achievements of certain milestones, will be followed by a 12-month, $2.43 million contract.   In March 2007, our longest running contract with a government agency was renewed for a total of $1.2 million for development work through March 2008.

Results of Operations

Business Segments We operate in two distinct segments: bioscience and electro-optics. Revenues and expenses associated with each business segment are recorded directly, while shared corporate expenses attributable to segment operations are allocated based upon actual labor costs recorded to each segment.

Revenue Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices. Backlog on our governmental contracts totaled $495,000 at September 30, 2007.

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

We expect to continue to incur substantial research and development expense to develop commercial products using polymer materials technology. These expenses could increase as a result of continued product development and commercialization, including subcontracting work to potential development partners, expanding and equipping in-house laboratories, acquiring rights to additional technologies, hiring additional technical and support personnel and pursuing other potential business opportunities.

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

We expect marketing, general and administrative expense to increase in 2007 and beyond as we:

•	increase our product development and marketing staff to further define, qualify, develop and market products that we commercialize;
•	increase our sales staff to develop customer relationships and sell our products in various geographies and marketplaces; and
•	increase the level of corporate and administrative activity, including increases associated with our operation as a public company.

 Interest Income Interest income consists of earnings from investment securities. Dividend and interest income are recognized when earned. Realized gains and losses are included in other income.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, contract losses, bad debts, investments and contingencies and litigation. We base our estimates on historical experience, terms of existing contracts, information provided by our current and prospective customers and strategic partners, information available from other outside sources, and on various other assumptions management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements. These critical accounting estimates are consistent with those disclosed in our Annual Report on Form 10-K, except as noted.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2007 and 2006

Summary

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2007	2006	Change	2007	2006	Change
Revenue	$624,000	$1,030,000	(39%)	$2,418,000	$2,198,000	10%
Cost of revenue	344,000	566,000	(39%)	1,271,000	1,270,000	0%
Research and development expenses	2,055,000	1,440,000	43%	4,706,000	4,623,000	2%
Marketing, general and administrative expenses	3,322,000	1,898,000	75%	8,199,000	5,882,000	39%
Interest income	266,000	176,000	51%	888,000	585,000	52%

 Revenue. Revenue decreased by $406,000 for the three months ended September 30, 2007, over the prior year comparative period due primarily to the decrease in revenue allocated from one of our government contracts. Total revenue increased by $220,000 for the nine months ended September 30, 2007, over the prior year comparative period, primarily due to increased levels of government contract activity on the larger of our two contracts. Aggregate revenue on government contracts totaled $624,000 and $2,327,000 for the three and nine months ended September 30, 2007. Backlog on our governmental contracts totaled $495,000 at September 30, 2007. There were no product revenues for the three months ended September 30, 2007 and $91,000 in total product revenues for the nine months ended September 30, 2007, consisting of electro-optics materials and devices. Product revenues totaled $15,000 and $162,000 for the three and nine months ended September 30, 2006, respectively, consisting of the sale of two beta version ProteomicProcessors™ which were shipped during the second quarter of 2006, and sales of electro-optic products.

Cost of Revenue. Cost of revenue decreased by $222,000 for the three months ended September 30, 2007, over the prior year comparative period primarily due to the decrease in activity of the smaller of our two government contracts for the period. Cost of revenue increased slightly for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to slightly higher labor, materials and related overhead charges applied to our governmental contracts though these increased costs were mostly offset by lower product costs. Contract costs were unchanged at 55% of contract revenue for the three months ended September 30, 2007, from the three months ended September 30, 2006, due to a decrease in overhead from the prior year periods. Contract costs as a percentage of government revenue decreased to 53% from 57% for the nine months ended September 30, 2007, over the prior year comparative period primarily due to a decrease in direct costs over the prior year period.

Research and Development Expense. Research and development expense increased $615,000 and $83,000, respectively, for the three and nine months ended September 30, 2007, from the three and nine months ended September 30, 2006. Compensation expense, including incentive pay, increased by $360,000 and $455,000, respectively, during the current three and nine month periods ended September 30,2007, primarily due to lower government contract activities and to the addition of research personnel. Non-cash compensation increased by $72,000 and $188,000 during the current three and nine month periods ended September 30, 2007, due to an increase in the number of stock-based compensation awards granted in the current periods. Labor related overhead costs allocated to the cost of revenue decreased by $153,000, due to the decrease in government contract revenue for the three months ended September 30, 2007, compared to the prior year comparative period. License fees increased by $88,000 and $120,000, respectively, for the current three and nine month periods ended September 30, 2007, due primarily to work associated with our Sensium and UW agreements. Professional fees, including contract research fees and consulting expense, increased by $52,000 for the three months ended September 30, 2007, compared to the three months ended September 30, 2006; but, decreased by $297,000, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due primarily to a decrease in costs associated with external product development. Materials and supplies cost decreased by $77,000 and $142,000, respectively, during the current three and nine month periods ended September 30, 2007, due primarily to lower product development costs. General and administrative expenses, including travel and facilities expense, decreased by $46,000 and $95,000, respectively, during the current periods, over the prior year comparative periods. Depreciation expense decreased by $167,000, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, as our asset base is becoming more fully depreciated.

Marketing, General and Administrative Expense.  Marketing, general and administrative expense increased by $1,424,000 and $2,316,000 for the three and nine months ended September 30, 2007, from the three and nine months ended September 30, 2006, respectively. Professional fees increased by $586,000 and $1,078,000, respectively, during the current three and nine month periods ended September 30, 2007, over the prior year comparative periods primarily due to increased strategic business consulting and legal and accounting fees. Compensation expense, including incentive pay, increased by $725,000 and $879,000, respectively, during the current three and nine month periods ended September 30, 2007, over the prior year comparative periods due primarily to $497,000 related to contractual severance expense of an executive employee during the quarter combined with an increase in marketing and administrative personnel and higher costs associated with benefits and taxes. Non-cash compensation expense increased by $112,000 and $302,000, during the current three and nine month periods, over the prior year comparative periods, due primarily to stock option modification expense of $103,000 related to the departure of an executive employee during the current three month period and to stock-based compensation awards granted in the current periods. Depreciation expense increased by $58,000 and $166,000 during the current three and nine month periods ended September 30, 2007 over the prior year comparative periods due to leasehold improvements to our current space. General and administrative expenses, including travel and facilities expenses, decreased by $56,000 and $102,000 during the three and nine month periods ended September 30, 2007 over the prior year comparative periods due primarily to a decrease in travel related expenses.

Interest Income. Interest income increased $90,000 and $303,000 for the three and nine months ended September 30, 2007, compared to the same prior year periods, due primarily to higher levels of investments during 2007.

Business Segments. We have two distinct segments: bioscience and electro-optics. Revenues and expenses associated with each business segment are recorded directly, while shared corporate expenses attributable to segment operations are allocated based upon actual labor costs recorded to each segment.

Summary

	For the Three Months Ended			For the Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2007	2006	Change	2007	2006	Change
Revenue
Bioscience	$-	$12,000		$-	$119,000
Electro-optics	624,000	1,018,000	(39)%	2,418,000	2,079,000	16%
Total	$624,000	$1,030,000	(39)%	$2,418,000	$2,198,000	10%

Operating Loss
Bioscience	$(1,617,000)	$(1,088,000)	49%	$(3,747,000)	$(3,071,000)	22%
Electro-optics	(1,057,000)	(467,000)	126%	(1,997,000)	(2,360,000)	(15)%
Corporate expenses	(2,423,000)	(1,319,000)	84%	(6,014,000)	(4,146,000)	45%
Total	$(5,097,000)	$(2,874,000)	77%	$(11,758,000)	$(9,577,000)	23%

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

Bioscience

Operating Loss. Our Bioscience segment operating loss increased by $529,000 and $676,000, respectively, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006. Compensation expense, including incentive pay, associated with additional research personnel increased by $301,000 and $579,000, respectively, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006. Non-cash compensation expense increased by $67,000 and $204,000, respectively, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, due primarily to an increase in headcount. Professional fees, consisting mainly of subcontracting, contract and consulting expense, increased by $267,000, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due primarily to an increase in subcontracting expense. License fees, relating to our agreement with Sensium, increased by $75,000 for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006. Materials and supplies expense decreased by $158,000 and $174,000, respectively, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006. General and administrative expenses, including travel and facilities expense, decreased by $66,000 and $87,000 for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006.

Electro-optics

Revenue. Revenue decreased by $394,000 for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due primarily to lower activity on the largest of our two government contracts. Revenue increased by $339,000 for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to increased levels of government contract activity on the larger of our two contracts combined with product sales of electro-optics materials and devices. Aggregate revenue on governmental contracts totaled $624,000 and $2,327,000, respectively, for the three and nine months ended September 30, 2007, a decrease of $391,000 for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due primarily to less governmental activity for the current period; but an increase of $288,000 for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to increased activity on the larger of our two contracts. Backlog on our governmental contracts totaled $495,000 at September 30, 2007. There were no Electro-optic product revenues during the current quarter. Electro-optic product revenues totaled $91,000 for the nine months ended September 30, 2007.

Operating Loss. Our Electro-optics segment operating loss increased by $590,000 for the three months ended September 30, 2007, compared to the three months ended September 30, 2006; but decreased by $363,000 for the nine months ended September 30, 2007, over the prior year comparative period. Gross profit, primarily related to reduced governmental contract revenue for the three months ended September 30, 2007, decreased by $176,000 and operating costs increased by $413,000 compared to the three months ended September 30, 2006. Compensation expense increased by $300,000 for the three months ended September 30, 2007, over the three months ended September 30, 2006, due primarily to lower government contract activities and to increased headcount associated with additional research personnel. Decreased government contract revenues for the current three month period resulted in less labor and related overhead costs to be allocated to the cost of revenue which increased our research and development expense by $137,000 over the prior year comparative period. Materials and supplies expense, increased by $82,000 and non-cash compensation expense increased by $53,000 due primarily to an increase in headcount for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Professional fees decreased by $190,000 for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due primarily to a decrease in costs associated with subcontracting. Gross profit, primarily related to increased governmental contract revenue for the nine months ended September 30, 2007, increased by $233,000 compared to the nine months ended September 30, 2006. Operating costs decreased by $132,000 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Professional fees, mostly associated with external product development, decreased by $447,000, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Compensation expense, including incentive pay, associated with additional research personnel increased by $349,000, and non-cash compensation expense, also associated with increased headcount, increased by $100,000 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Depreciation expense, for the nine months ended September 30, 2007, decreased by $126,000 compared to the nine months ended September 30, 2006, due to our asset base becoming more fully depreciated.

Corporate Expenses

Corporate expenses. Certain corporate expenses are not allocated to our segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

Total corporate expenses increased by $1,104,000 and $1,868,000, respectively, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006. Professional fees increased by $560,000 and $1,223,000, respectively, during the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, due primarily to an increase in consulting, accounting and legal fees. Total compensation, including incentive pay, increased by $480,000 and $407,000, respectively, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, due primarily to contractual executive severance expense of $497,000 recorded during the current quarter. Non-cash compensation, for the current three and nine month periods, increased by $64,000 and $186,000 over the prior year comparative periods due mostly to an increase in option expense, including $103,000 related to the modification of vested options associated with the departure of an executive during the current quarter combined with an increase in the number of stock-based compensation awards granted. Depreciation expense increased by $57,000 and $166,000, respectively, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, due primarily to the costs associated with our leasehold improvements. General and administrative expenses, including insurance and facilities costs, decreased by $61,000 and $118,000, respectively, for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common and convertible preferred stock, convertible notes and, to a lesser extent, through revenues from development contracts and sales of services. We had an accumulated deficit of $71.6 million as of September 30, 2007. We had $18.3 million in cash and cash equivalents and investment securities held for sale at September 30, 2007, all of which are classified as short term with maturities less than 12 months beyond the balance sheet date.

Net cash used in operating activities increased by $618,000 to $7,809,000 for the nine months ended September 30, 2007, from $7,191,000 for the nine months ended September 30, 2006. We used $3,324,000 in cash to fund our bioscience activities during the nine months ended September 30, 2007, an increase of $511,000 over the prior year period, primarily due to higher costs associated with product development activities and additional headcount related compensation expenses. We used $1,433,000 in cash to fund our electro-optics activities during the nine months ended September 30, 2007, a decrease of $337,000 over the nine months ended September 30, 2006, primarily due to higher government contract revenues combined with lower subcontracting expense. We used $3,052,000 in cash to fund corporate expenses during the nine months ended September 30, 2007, an increase of $444,000 over the nine months ended September 30, 2006, due primarily to an increase in severance expense and consulting expenses associated with the departure of an executive in the current quarter.

Net cash used for investing activities decreased by $2,066,000 to $6,236,000 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Capital expenditures totaled $524,000 for the nine months ended September 30, 2007, compared with $2,082,000 for the nine months ended September 30, 2006. This decrease is due primarily to costs associated with our leasehold improvements in 2006. Maturities of investment securities, net of reinvestment, totaled $6,760,000 for the nine months ended September 30, 2007, compared to $11,084,000 for the nine months ended September 30, 2006.

No net cash was provided by financing activities for the nine months ended September 30, 2007. Net cash provided by financing activities for the nine months ended September 30, 2006, totaled $126,000, all from the net proceeds from the exercise of stock options.

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

We expect that our cash used in operations will increase during the remainder of 2007 and beyond as a result of:

•	increased research and development costs;
•	increased product development expenses;
•	increased spending on marketing activities as our products are introduced into our target markets;
•	the addition of sales, marketing, technical and other staff to sell products, meet production needs and continue with future development efforts;
•	purchases of additional laboratory and production equipment and tenant improvements;
•	the development of strategic relationships with systems and equipment manufacturers; and
•	increases in our general and administrative activities related to our operations as a public company and related corporate compliance requirements.

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on present business conditions, we expect that the $18.3 million in cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations through at least the next 18 months. We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements, to expand our business opportunities, product offerings or shorten the time to market. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

New Accounting Pronouncements

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008, and is to be applied prospectively. We are currently evaluating the impact that SFAS No. 157 will have on our financial condition or results of operation or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 will have on our financial condition or results of operation or cash flows.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2007, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2007, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal control over financial reporting. Under the current rules defining when a filer is required to include an assertion as to the effectiveness of internal control over financial reporting, we will be required to make such assertion in our 2007 annual report. Our market capitalization met the minimum $75 million capitalization threshold at June 30, 2007, requiring our independent registered public accounting firm to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the independent registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that would need to be addressed and remediated.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes the adverse outcome of which would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

We have no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006, with the exception of the additional risk factor included below regarding our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, beginning in the year ended December 31, 2007, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. While we intend to diligently and thoroughly document, review, test and improve our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act, we or our independent auditors may conclude that our internal control over financial reporting is ineffective. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the price of our common stock. In addition, we could be subject to sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Severance and Consulting Agreement by and between Thomas D. Mino and the Company, dated as of August 20, 2007

10.2	Employment Agreement by and between Joseph J. Vallner and the Company, dated as of August 15, 2007

10.3	Contribution Agreement by and between Plexera Bioscience LLC and the Company, effective as of July 1, 2007

10.4	Intercompany Services Agreement by and between Plexera Bioscience LLC and the Company, effective as of July 1, 2007

10.5	Contribution Promissary Note issued July 1, 2007 to the Company by Plexera Bioscience LLC

10.6	Services Promissory Note issued July 1, 2007 to the Company by Plexera Bioscience LLC

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMERA CORPORATION

Date: November 8, 2007	/s/ JOSEPH J. VALLNER
Joseph J. Vallner
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2007	/s/ PETER J. BIERE
Peter J. Biere
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed.

Exhibit Number	Description

10.1	Severance and Consulting Agreement by and between Thomas D. Mino and the Company, dated as of August 20, 2007

10.2	Employment Agreement by and between Joseph J. Vallner and the Company, dated as of August 15, 2007

10.3	Contribution Agreement by and between Plexera Bioscience LLC and the Company, effective as of July 1, 2007

10.4	Intercompany Services Agreement by and between Plexera Bioscience LLC and the Company, effective as of July 1, 2007

10.5	Contribution Promissary Note issued July 1, 2007 to the Company by Plexera Bioscience LLC

10.6	Services Promissory Note issued July 1, 2007 to the Company by Plexera Bioscience LLC

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002