Form 10-K
period 2007-12-31
LUMERA CORP
filed 2008-03-17
CIK 1137399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, or “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer ☒
Non-accelerated filer	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $89,000,000 (based on the closing price for the registrant's Common Stock on the NASDAQ Global Market of $4.46 per share). For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

The number of shares of the registrant's Common Stock outstanding as of March 1, 2008 was 20,088,352.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's Annual Meeting of Shareholders to be held on June 6, 2008 are incorporated herein by reference into Part III of this report.

Lumera Corporation
Form 10-K

PART I

Preliminary Note Regarding Forward-Looking Statements

The information set forth in this report in Item 1 "Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, our financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "will," “would,” “could,” "anticipate," "estimate," "target," "project," "plan,", the negative of such terms, and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in Item 1A, “Risk Factors.” Other risks and uncertainties are disclosed in our prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere. We undertake no obligation to revise or update any forward-looking statements.

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

Effective July 1, 2007, we contributed substantially all of the assets of our Bioscience segment to a newly formed wholly-owned subsidiary, Plexera Bioscience LLC (“Plexera”). We formed Plexera to further clarify the purpose, business and funding requirements and market opportunities for our Bioscience segment as distinct from our Electro-Optics segment, which continues to reside in Lumera. The establishment of Plexera had no current impact on the consolidated operating results of Lumera.

Technology Background

Polymer Materials, Engineering and Process Development

Polymers are large carbon-based molecules that bond many small molecules together to form a long chain. Polymer materials can be engineered and optimized to create a system in which unique electrical, chemical and electro-optic characteristics can be controlled.

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

Markets and Product Opportunities

Bioscience Segment

The Market

Plexera is focused on providing the life sciences market with tools, content, and methods that simplify and accelerate proteomic discovery for improved diagnostics and therapeutics.

With hundreds of thousands of unique proteins interacting in nearly infinite combinations, the proteome presents researchers with enormous cost, scale, and analytical challenges. Kx™ Array Technology developed by Plexera address this complexity by combining label free, real-time detection methods based on surface plasmon resonance with microarray based assay formats. The Kx™ Array System provides a cost effective, high throughput solution for detecting and quantifying the binding of thousands of proteins in a single assay.

The Plexera™ KX Array System, based on the Kx™ array technology and formerly known as the ProteomicProcessor™ System, consists of the Plexera™ KX Array Analyzer , proprietary data analysis software, supporting accessory equipment and reagents, and a family of Plexera™ KX Array Sensor Chips. Plexera™ KX Array Sensor Chips provide specialized surface chemistries for immobilizing customer content, including our ExpressTagTM technology that enables properly oriented capture of specifically engineered proteins for analysis without costly and time consuming purification steps.

Plexera is initially targeting protein array based antibody and biomarker discovery applications using the Plexera™ KX Array System. According to Frost and Sullivan, in 2005, the pharmaceutical industry spent $2.3 billion on instruments and consumables for compound screening. We have estimated that therapeutic antibody characterization accounted for approximately $200 million of that amount and will continue to experience significant growth as more companies shift their focus towards protein based therapeutics.

We are also investigating other applications which involve comparative profiling of other biomolecules, such as small molecules, peptides, DNA, RNA, or carbohydrates to further expand the market potentials for the Plexera™ KX Array System.

Our product development, manufacturing, and commercialization teams are continuing to build our infrastructure based on StageGate® and Quality Assurance programs which are designed to ensure delivery of competitive and reliable products.

Plexera Product Opportunity

We are developing a high throughput Surface Plasmon Resonance (“SPR”) biosensor designed to enable discovery and characterization of proteins. In addition, the system is being designed to characterize possible drug candidates that target protein molecules and to facilitate biomarker discovery and protein pathway elucidation. Plexera’s competitive advantage is expected to be the ability to provide researchers kinetic information about protein interactions in a label free and high throughput format.

Our Plexera™ KX Array Sensor Chips are a family of microarrays targeting specific applications. Our initial product is expected to be a Plexera™ KX Array GOLD Biosensor on which users will print their own biological content. We envision that future generations of Plexera™ KX Array Sensor Chips will have specific surface chemistry to enable, and in some cases, enhance the biological assay. Ultimately, we believe we will generate a significantly more valuable consumable by providing the customer with biological content on the biosensor for specific applications.

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

In late 2007, we signed our first Early Access Program (EAP) agreement with a leading developer of therapeutic antibodies that will evaluate pre-commercial versions of the Plexera™ KX Array System for their discovery projects. We believe that upon completion of this evaluation, this customer will be the first to purchase a commercial version when available in 2008. Plexera continues to pursue additional EAP customer for this application and biomarker discovery as well as licensing and collaborative development agreements for applications involving other biomolecules.

The above agreement builds on our ongoing collaborations with leading research institutions. Currently our beta release devices are installed at the Institute for Systems Biology, Harvard Medical School, the Medical University of South Carolina and Baylor Institute for Immunology Research. Additional academic, as well as select commercial beta sites, have expressed an interest in the system.

The Institute for Systems Biology (“ISB”) is an internationally renowned non-profit research institute dedicated to the study and application of systems biology. This agreement was extended in 2007 and is now focused on establishing reproducible, specific and predictive biomarkers for liver diseases, such as liver cancer and liver toxicity. Recent proof-of-concept experiments have demonstrated that the Plexera™ KX Array System can be used to identify new biomarker panels for liver cancer. A manuscript is currently in preparation and publication of these results is expected in 2008.

The collaborative agreement with the Medical University of South Carolina (“MUSC”) was also extended in 2007 and is currently focused on developing a novel mitochondrial proteome chip for use with the Plexera™ KX Array System. The resulting combination will enable researchers to measure post-translational modification of mitochondrial proteins, which have been linked with a number of pathologies, including drug toxicity, cancer, and Parkinson’s disease. During 2007, the researchers at MUSC developed a surface chemistry for protein immobilization and used the Plexera™ KX Array System to assess carbonylation of the resulting protein arrays. A manuscript is currently in preparation and publication of these results is expected in 2008.

Our collaboration with the Harvard Medical School, which began informally in early 2005, is focused on integrating Harvard’s NAPPA (Nucleic Acid Programmable Protein Array) technology, which provides a simple and cost-effective way to generate a protein biochip, with the Plexera™ KX Array System to read and analyze the biochip. Successful integration of NAPPA on the Plexera™ KX Array System was presented by Harvard researchers at the PepTalk conference in January 2007. Follow on research is focused on developing a new protein biochip containing kinase proteins for use in both kinase interaction studies as well as kinase inhibitor studies.

Our life sciences product development and manufacturing team is focused on bringing all of the necessary features and functions to provide the market with a competitive product. We continue to work through a number of outstanding issues, which are demanding much of the team’s focus, including vendor qualification and building required quality control processes.

Plexera Organizational Development

Our product development, manufacturing, and commercialization teams are continuing to build our infrastructure based on StageGate® to ensure development of competitive products. During the past year we have also developed a quality management system and completed a pre-certification audit with British Standards Institute. BSI® is an accredited body and leading global provider of management systems assessment and certification solutions. We received certification and registration to the ISO9001:2000 Quality Standard in 2008.

During 2007, Plexera expanded the number of experienced product development professionals in the areas of electronics, software, mechanical, applications chemistry, life sciences, and manufacturing. The product development and manufacturing teams are focused on bringing all of the necessary features and functions to provide the market with a competitive product. We continue to work through a number of outstanding issues including vendor qualification and product improvements.

Electro-Optics Segment

The Market

High performance optical components are necessary for the next generation of high speed telecom and datacom communications networks, high-performance computing platforms, high capacity communication satellites, compact and high frequency phased-array radar, and lightweight broadband avionics. Optical components have performed reasonably well in applications up to 10Gbps and in some cases up to 40Gbps. As data rates increase beyond 40Gbps, the performance of external modulators based on crystalline technologies degrades significantly. These technologies also show limited integratability with other optical and electronic components. The performance needed at very high data rates is only possible by means of alternative technologies such as electro-optic polymers. At Lumera Corporation, electro-optic polymer materials and devices have demonstrated low drive voltages, and broad bandwidths in addition to thermal and photochemical stability. These performance parameters along with the integratability of polymer technology demonstrate that electro-optic polymers are becoming a mature and stable technology that is uniquely capable of enabling the next generation of extremely high-speed optical systems.

Electro-optic devices such as modulators translate electric signals into optical signals used in communication systems to transfer data, either over fiber-optic networks or between chip-based circuits, acting like high speed switches.

Optical fiber networks currently form the backbone of the telecom Internet and telephone networks. In the future, these networks will expand to carry real-time multimedia content. The type of optical network (ultra-long haul, long-haul, metro core, access, enterprise, and residential) determines what type of optical components are necessary. Optical components used include a wide variety of data modulators, amplifiers, switches, filters, and circulators that may be discrete and integrated with other components. Ultra-long and long haul networks, where component performance is critical and cost is secondary, typically require amplification at critical points in the network. Amplification is expensive and must be minimized, therefore it is important to deploy components with the lowest possible optical loss throughout the network. In addition, dispersion becomes an issue due to the distances involved, and must be managed very precisely. In metro core networks, cost and performance are important. Most metro networks do not employ amplification, and thus there is a strict optical loss budget. In metro access, enterprise, and residential networks, where the distances are relatively short, the loss and dispersion requirements are relatively relaxed. In these networks cost is critical due to the large number of components that are needed. So, across the optical network application space, there is a growing need for optical components that increase performance and decrease system cost, power consumption, and size through integration.

Optical interconnects are a promising solution for next-generation high data rate computing platforms and data storage systems since the increasing clock speed of digital processors is driving the obsolescence of traditional copper, aluminum, and coax cable interconnects. Replacing copper or coax with parallel optical links can result in high-speed data transmission while limiting problems associated with electromagnetic interference such as skew, noise, and crosstalk.

Optical components also are critical for next generation defense and civilian applications such as communication satellites, phased array radar, and avionics. In communication satellites, higher capacity and low launch weight are critical (launch costs can be $10,000/pound). Optical components can enable optical fiber links within the satellite subsystems that have higher bandwidth and are significantly more lightweight (over 100x) than coax based links. In avionics, there are an increasing number of flight control sensors and a demand to deliver high bandwidth multi-media content to each seat while reducing weight to increase fuel efficiency. Optical components can enable the distribution of sensor and multimedia content over optical fiber instead of metal wire, which can decrease weight significantly since many miles of wiring (e.g., 300 miles in the Airbus A380) may exist in current aircraft, and optical fiber weighs a fraction of a comparable length of metal wire.

By creating a millimeter wave signal in the optical domain, one can generate a radio frequency (“RF”) signal that is essential for high-data-rate (>10 Gbps) wireless transmission. Modulating the signal in the optical domain allows one to leverage industry standard optical modulation and filtering capabilities already widely deployed in the fiber optic communications infrastructure. This approach takes advantage of lower frequency and lower cost electronic components.

Whether the application is in optical networks, optical interconnects, communication satellites, phased array radar, or lightweight avionics, optical components are crucial for enabling the next generation of high performance systems. In general, the technology drivers are high speed, high capacity, and low power performance in a lightweight, compact, highly functional, and cost-effective package. Some performance parameters that are critical to the technology drivers are: 1) high frequency, broad bandwidth operation (capable of functioning at high frequency and over a broad range of frequencies); 2) low power consumption (low drive voltage and low optical loss); 3) low cross talk and electromagnetic interference (“EMI”) (to provide dense channel spacing); and 4) integratability (for on-chip fabrication with lasers, controllers, monitors, etc.). Current optical components used to modulate, switch, attenuate, and filter light function use a smorgasbord of technologies and phenomena such as the electro-optic effect, the thermo-optic effect, electro-absorption, thin film filtration, and microelectromechnical (MEMS) mirrors. Although many of these technologies and phenomena can meet one, or at most a few, of the critical performance parameters described above, currently none can meet all or even a majority of those performance parameters.

Lumera Electro-Optic Product Opportunity

Electro-optic (“EO”) polymers have a very fast EO response time, can be processed using semiconductor compatible techniques and can be integrated with other materials such as semiconductor light sources and detectors, low voltage CMOS drivers, and inorganic and polymeric waveguide materials. These properties, either alone or in combination, lead to optical components or integrated optical devices that can generate, process, and detect optical signals with high speed and broad bandwidth. Such devices can break through the high frequency barrier found with devices made from current inorganic EO materials. Thus, high performance EO polymer components and integrated devices are key to enabling the next generation of high capacity optical networks, high speed microprocessors, high bandwidth satellites and avionics, and phased array radar and antennae as well as emerging technologies such as high frequency wireless communications and extremely high frequency imaging.

Lumera is developing a new generation of EO modulators and other devices for optical networks and systems based on our proprietary polymer materials. The applications for these advanced materials include electro-optic components such as modulators and ring oscillators, polymer electronics such as high performance diodes and transistors, and optical interconnects for high speed (greater than 20 billion cycles per second) inter and intra semiconductor chip communication. Our polymer-based modulators can operate at speeds up to five times faster than existing inorganic crystal-based EO modulators and are smaller, lighter and more energy efficient than EO modulators using inorganic crystals. We have designed and manufactured polymer-based EO modulators that operate at data rates up to 100Gbps.

Lumera’s current 40Gbps and 100Gbps parts address NRZ, RZ and duo-binary modulation formats. However, since the bandwidth required at 40Gbps and 100Gbps is very high for NRZ and RZ formats, signal impairments due to chromatic and polarization mode dispersion increase dramatically. Hence, complex modulation formats such as DQPSK are increasingly seen as necessary, since the bandwidth required is half of that required for NRZ and RZ. Therefore, Lumera will provide components which enable DQPSK modulation format, in order to be competitive in higher data rate applications.

In the commercial markets, Lumera has to create awareness of the advantages of evolving to using EO polymer-based devices instead of crystalline-based devices and of Lumera’s 40Gbps optical modulator within the industry. Lumera will work to create customer interest and open doors for relationships, leading to product evaluation and design wins.

Further, it is advantageous to offer products which are higher in the value chain, such as optical subassemblies. Lumera’s 40Gbps modulator has a smaller footprint and lower power consumption than that of any modulator based on crystalline technology, thus transmission subassemblies containing this modulator and other components, with standard electrical interfaces, would be of interest to both module and system vendors. In order to offer such subassemblies, Lumera needs to partner with one or more suppliers of electronic devices such as modulator drivers, lasers and multiplexers. These subassemblies will enable greater ease of design, lower power consumption and reduced footprint for the module, transponder and line card designers.

Government Research Applications

In addition to our polymer based EO products in development for commercial markets, we develop customized products on a contract basis for U.S. government agencies and government subcontractors, including high performance EO modulators currently unavailable in the commercial market. These development contracts provide us with revenues, help fund our research and development efforts and provide access to certain technological resources of the government and government subcontractors.

In July 2006, the Defense Advanced Research Projects Agency (DARPA) awarded us an 18-month, $3.4 million, as revised, contract which, based on the achievements of certain milestones, will be followed by a 12-month, $2.43 million contract for a potential total of $5.83 million over a period of 30 months. The objective of the project is to provide high performance polymer optical modulators that are critical in leading-edge defense applications, including terrestrial and satellite RF photonic links and phased array radar. The scope of the project involves developing materials with unprecedented electro-optic coefficients, with qualified thermal and photo-stability and processing them into devices. The combination of reduced drive voltage and optical loss will enable defense applications that are impractical with currently available optical modulator technologies.

In addition to the 30-month DARPA contract discussed above, in March 2007, our longest running contract with a government agency, under which we have been paid a total of $6.9 million since 2001, was renewed for a total of $1.2 million for development work through March 2008.

Summary of Applications and Product Development

The following table summarizes our target markets, our current and potential products and the initial applications for these products.
Markets	Products	Applications
Bioscience	Plexera™ KX5 System : w Plexera™ KX5 Analyzer w Plexera™ KX5 Biosensors w Plexera™ KX5 Data Analysis Software w Accessory Reagents and Equipment	w Antibody discovery w Protein characterization w Drug development and screening w Biomarker discovery
Electro-Optic Devices	Electro-Optic Modulators High Speed Optical Interconnects	w Satellite communications w Optical switching for telecom components w High speed signal processing (computing) w Defense/aerospace

Business Strategy

Our objective is to be a leading provider of products based on our proprietary technology and know-how in polymer materials. We are currently targeting the markets for bioscience and electro-optic devices and systems. We are also developing customized polymer-based applications for government agencies. Our business strategy has the following components:

▪
Use our polymer materials technology to establish an initial portfolio of successful products. We are presently developing polymer-enhanced commercial products and applications for bioscience and electro-optic markets to achieve a broad customer base and multiple revenue sources. We also intend to continue to develop and provide polymer-based products for government applications which help fund our research and development efforts and open up potentially large government markets for our products.

▪
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

▪
Bring customer relevant products to market. We intend to continue to improve our product development process and to design, test and fabricate polymer materials and polymer-enabled devices in our facilities. We believe our efforts to vertically integrate our development process will allow us to develop products which satisfy customer demands and take advantage of emerging market opportunities.

▪
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

▪
Leverage government contracts for technology advantage. We plan to continue to pursue government contracts to stay at the forefront of polymer materials technology advances. We believe the expertise we gain from government contract work will expand our proprietary knowledge, which we can use to develop products for commercial applications.

▪
Maintain and broaden our relationships with leading research facilities and personnel. Our relationships with academic institutions and their personnel have been critical to building our technology portfolio and our polymer materials expertise. We intend to continue these types of relationships to access novel technologies and achieve competitive advantages.

▪
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

▪
Pursue opportunistic commercialization strategies.  We intend to pursue other commercialization strategies, including opportunistic acquisitions, restructurings or dispositions in one or both of our business units. These strategies may complement realign or focus our current technologies and business opportunities to increase our intellectual property portfolio, expand our product offerings, enlarge and diversify our customer base and potential for long term growth while decreasing our time to market with commercial products.

Collaborative Relationships

External collaborations are an important aspect of our strategic plan for product and application development, validation and marketplace introductions. We have relationships with the following partners:

University of Washington. We collaborate actively with the University of Washington (the “UW”), a leading research institution, to conduct research and development in the field of optical materials technology. In October 2000, we entered into a sponsored research agreement (the “SRA”) with the UW to further the development of electro-optic materials and devices. The sponsored research covered improvements to polymer materials in several areas, including electro-optic activity, optical loss, long-term thermal stability and processibility. Although our formalized SRA has ended, we are continuing our collaboration directly with UW scientists and their departments. We paid the UW a total of $430,000 during 2007 under separate letter agreements.

We also entered into an exclusive licensing agreement with the UW in October 2000, pursuant to which we acquired rights to intellectual property relating to electro-optic polymers and related organic materials and processes in the following fields of use:

▪	Optical networks for voice, data and related telecommunications communications;
▪	Optical computing applications and holographic optical memory systems;
▪	Beam steering, control and scanning; and
▪	Commercial and defense radar, guidance and sensing systems

This UW research has resulted in 6 U.S. patent applications that are subject to our licensing agreement with the UW. The licensing agreement terminates upon the expiration of the last of the UW’s patents that relate to this technology and that are licensed to us under the agreement, unless earlier terminated by the UW or by us.

We paid the UW an aggregate of $5.75 million under the amended terms of the SRA. In exchange for our licensing rights to the UW technologies, we paid the UW a $200,000 license fee in March 2001 and issued shares of our common stock which were valued at an aggregate of approximately $3.0 million. We make ongoing minimum royalty payments of at least $75,000 per year until we elect to cancel the license and also pay certain costs related to filing and processing patents related to the licensing agreement.

We also have arrangements with various individual consultants who are experts in the field of polymers, including a professor at the University of Southern California who specializes in material characterization, device processing, optical device design and device applications, a professor at the University of California, Los Angeles who specializes in device processing, optical device design, high-speed radio frequency design and system-level device applications and professors at Georgia Institute of Technology that specialize in the research and development of electro-optic polymeric materials and fabrication processes.

Helix Biopharma/Sensium. We have a licensing agreement with Sensium Technologies, Inc., a subsidiary of Helix BioPharma Corporation, which gives us an exclusive worldwide royalty bearing license in our field of business to a number of patents and the related technology for use in our NanoCapture™ Arrays. Under the terms of the licensing agreement, we paid $250,000 in license fees, half of which we paid upon signing in January 2005 and half in February 2006. We also paid a $125,000 in technology transfer fees during the first half of 2005. The Sensium licensing agreement contains minimum royalty provisions totaling $50,000 for the first royalty year, $100,000 for the second royalty year, $150,000 for the third royalty year and $200,000 thereafter until we elect to cancel the license. We must also make a one-time payment to Sensium to reimburse patent legal costs of $200,000 upon the issuance of the latter of two patents currently in the application stage. Our license exclusivity is based upon achieving certain minimum revenues by the fourth royalty year.

Arizona Microsystems. We have a licensing agreement with Arizona Microsystems. Under the terms of the agreement we are required to pay a license fee of $10,000 per annum until we elect to cancel the license.

Institute for Systems Biology. We participate in a collaborative agreement with the Institute for Systems Biology to use the ProteomicProcessor™ as a novel biomarker platform for discovery of biomarkers associated with drug induced liver injury.

Harvard Medical School. We participate in a collaborative agreement with Harvard Medical School (“HMS”) and the Harvard Institute of Proteomics, a division of HMS to integrate HMS's NAPPA™ methodology (nucleic acid programmable protein arrays) with our ProteomicProcessor™ biosensor. The resultant novel protein array will contain kinase proteins which are envisioned for use in drug interaction analysis as well as other fundamental biological studies.

Medical University of South Carolina. Researchers at Medical University of South Carolina (“MUSC”) are developing a new biomarker platform using the ProteomicProcessor™ specifically to monitor changes in mitochondrial proteins as a function of drug induced stress or toxicity.

Baylor Institute for Immunology Research. Researchers within the Baylor Institute for Immunology Research are using the ProteomicProcessor™ to identify cytokine and chemokine protein expression profiles to further therapeutic vaccine development.

Asyrmatos. In February 2008, we entered into an agreement with Asyrmatos Inc., a privately held Boston-based company, to develop telecommunication products that will be enabled by Lumera’s millimeter wave communication technology. Under terms of the agreement, we acquired twenty-five percent (25%) ownership of the privately held company in exchange for the intellectual property associated with our millimeter wave communication technology. In addition to a seat on Asyrmatos’ board of directors, we also receive an option to acquire the outstanding stock of Asyrmatos in 2012

Patents and Other Intellectual Property

We develop and exploit technologies relating to polymers and related materials. We have patents and patents pending covering technologies relating to:

▪	Optical polymers and synthesis;
▪	Production of polymers in commercial quantities;
▪	Materials systems incorporating polymers;
▪	Materials characterization and testing methods;
▪	Devices, designs and processes relating to polymers;
▪	Optical systems for biodetection;
▪	Methods for making and using protein microarrays; and
▪	Fluidic systems for microarray biodetection.

As a small company seeking to market and sell novel products in new markets, we believe that a robust technology portfolio is an essential element of our business strategy. Accordingly, we believe that our success will depend in large part on our ability to:

▪	obtain patent and other proprietary protection for the materials, processes and device designs that we develop;
▪	enforce and defend patents and other rights in technology, once obtained;
▪	operate without infringing the patents and proprietary rights of third parties; and
▪	preserve our trade secrets.

Intellectual Property Portfolio. Our intellectual property principally includes patentable inventions and trade secrets. We have developed some of this intellectual property internally and have also acquired intellectual property from our strategic partners and others. We and our strategic partners protect our intellectual property by filing domestic and foreign patent applications where appropriate and by maintaining an active program designed to preserve the confidentiality of our trade secrets. With respect to inventions and other intellectual property created under our development contracts with the U.S. government and government contractors, we typically have the right to retain title to any patents that issue to us in connection with the performance of these contracts, with the government retaining a non-exclusive license to use the patented technology for government purposes. The government typically also retains rights in any technical data that we develop using federal funding and deliver under a development contract. If we do not comply with government notice requirements with respect to inventions developed under these development contracts, the government could demand ownership of the inventions, in which case we would retain a license to use the inventions.

We have 26 issued United States patents and approximately 28 currently pending United States patent applications, 2 of which have received notices of allowance. Our patents and patent applications are directed to polymer and small molecule materials, methods of making materials, processing of materials, processing of devices, device designs and microarray analysis methods and apparatuses. We also have an exclusive sublicense in the field of electro-optic polymers to the rights to seven patents from Arizona Microsystems and have licensed several patent applications covering technology from the University of Washington. In connection with our transaction with Sensium, we licensed three U.S. patents and rights to patents granted under two additional U.S. patent applications. Many of the pending and issued U.S. patents have one or more corresponding international or foreign patents or applications. Our patents will begin to expire in 2021.

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

Research and Development Process

In March 2006, we changed the organizational structure of our business to focus on our primary markets, creating two distinct business units: bioscience and electro-optics. For both our bioscience and electro-optic products, we have the ability to engineer, analyze, and test polymer materials and related devices as well as the ability to fabricate and test advanced products.

The Electro-optics business unit is organized as follows:

Materials and chemistry department. Our materials use existing synthesis methods as well as developing new methods to create novel polymer materials that meet electro-optic customer specifications. Once a polymer material has passed all of the commercial test parameters these departments develop new methods to synthesize larger quantities.

Materials characterization and testing department. Our materials characterization and testing department conducts a full battery of tests at the completion of the synthesis of each new polymer material. This department evaluates test data using a central database. The department also helps create strategies to optimize materials to meet customer specifications.

Process development and device fabrication. Our process development and device fabrication departments integrate data from the material characterization and testing department to fabricate electro-optic devices. This department analyzes testing results from electro-optic devices to refine and improve fabrication processes and methods. In addition, the department works closely with the other departments, providing technical proposals on how more efficient materials fabrication processes can help enable superior design.

Device design, testing and packaging. Our device design, testing and packaging department takes customer specifications and creates an initial device design for electro-optic modulators using simulation software. Following device fabrication, this department runs a series of optical and electronic tests and creates a report that provides our other departments with directions on enhancing performance in future generations of materials and processes. The department also has the capability to package devices in pilot production quantities.

Manufacturing

Plexera currently manufactures its KX Array Analyzer at its location in Bothell, Washington. The estimated time to manufacture a production unit ranges from four to six weeks. The Company is able to manufacture up to four instruments per month. It is anticipated that manufacturing will be outsourced when demand for the KX Array Analyzer generates the need for greater manufacturing capacity.

The Company has established working relationships with vendors and suppliers necessary to accomplishing its volume goals for 2008 and into 2009. Many of the case and mounting parts are custom made in local machine shops while the higher technical parts are procured from manufacturers from across the United States. None of the component parts of the KX Array Analyzer are sole-sourced. In addition, Plexera will utilize a variation of Quick Response Manufacturing (“QRM”), thereby allowing for minimal amounts of capital necessary to fund inventory.

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

Lumera’s electro-optic (“EO”) technology meets many of the requirements for optical components necessary to enable the next generation of high speed optical networks, optical interconnects for high performance computing, high capacity communication satellites, compact and high frequency phased-array radar, and lightweight broadband avionics.

Our EO business sales strategy is to secure design wins by getting “designed-in” and forming long term partnerships with optical transmission system and module vendors, in which Lumera is the primary vendor for high-speed EO polymer modulators.

In addition to using our own sales and marketing organization, we may promote our potential products with marketing partners. We may also rely on relationships with companies with established distribution systems and direct sales forces to distribute and sell our products.

Competition

The markets that we are targeting for our polymer materials technologies are intensely competitive. In the biotechnology tool market, we expect to compete with GE Healthcare, Biorad and Forte Biosystems. In the EO modulators market, we expect to compete with Fujitsu Limited, Sumitomo Osaka Cement Company, Ltd., Avanex, Inc. and JDS Uniphase Corporation.

We believe the principal competitive factors affecting our markets are the:

▪	ability to develop and commercialize polymer-based products, including patent and proprietary rights protection;

▪	costs of these products; and

▪	ability to enable and improve performance.

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

Many of our existing and potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, these competitors may:

▪	devote greater resources to developing, marketing or selling their products;

▪	succeed in developing superior products that achieve greater market acceptance than our potential products;

▪	respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or potential products obsolete;

▪	introduce products that make the continued development of our products uneconomical;

▪	obtain patents that block or otherwise inhibit our ability to develop and commercialize our products;

▪	withstand price competition more successfully than we can;

▪	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers; and

▪	take advantage of acquisition or other opportunities more readily than we can.

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

Employees

As of December 31, 2007, we employed 65 full-time and part-time employees. Our team of chemists, materials scientists, electrical engineers, biologists, and optical physicists includes 19 Ph.D.s. From time to time, we also use independent contractors. None of our employees is represented by collective bargaining arrangements. To date, we have experienced no work stoppages, and we believe that our relationship with our employees is good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting our website. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

You can also read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can electronically access our SEC filings there.

ITEM 1A. RISK FACTORS

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential products. As a result of these activities, we incurred net losses of $60.8 million from inception through December 31, 2006 and an additional net loss of $16 million for the twelve months ended December 31, 2007. We anticipate that we will continue to incur operating losses through at least 2009. As of December 31, 2007, we had an accumulated deficit of $76.8 million.

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

We may require additional capital to continue to fund our operations or pursue strategic alternatives. If we do not obtain additional capital, we may be required to substantially limit our operations or our pursuance of strategic alternatives.

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we will be able to fund our operations into the second quarter of 2009. We may need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborations. We may also pursue opportunistic acquisitions, restructurings or dispositions for one or both of our business units which may require different financing arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Such financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include a possible sale or shutdown of portions of our business, reductions in capital expenditures and reductions in staff and discretionary costs.

Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.

On February 21, 2008, we entered into a three-year $25 million Committed Equity Financing Facility (the “CEFF”) with Kingsbridge Capital (“Kingsbridge”). Under the CEFF, subject to certain conditions and limitations, we may require Kingsbridge to purchase up to 10 million shares or $25 million of our common stock, whichever is less, at a predetermined discount allowing us to raise capital in amounts and intervals that we deem suitable. We are not obligated to sell any of the $25 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities. We are required to file a registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant within 60 days of entering into the CEFF, and to use commercially reasonable efforts to have such registration statement declared effective by the Securities and Exchange Commission within 180 days of our entry into the CEFF. In connection with the CEFF we issued Kingsbridge a warrant (the “Warrant”) to purchase 180,000 shares of our common stock at an exercise price of $3.00 per share. The Warrant is exercisable beginning six months after the date of grant and for a period of five years after it becomes exercisable.

Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 12 percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

We are subject to the risks frequently experienced by early stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

▪	establish product sales and marketing capabilities;

▪	establish and maintain markets for our potential products;

▪	identify, attract, retain and motivate qualified personnel;

▪	continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using polymer materials;

▪	develop expanded product production facilities and outside contractor relationships;

▪	maintain our reputation and build trust with customers;

▪	improve existing and implement new transaction-processing, operational and financial systems;

▪	scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;

▪	contract for or develop the internal skills needed to master large volume production of our products; and

▪	fund the capital expenditures required to develop volume production due to the limits of our available financial resources.

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

We are devoting significant resources to the development of products and the support of marketing and sales efforts in new markets, such as the disposable biochip and broader proteomics markets. We expect to continue to seek to identify and develop products for new markets. New markets change rapidly and we cannot assure you that they will grow or that we will be able to accurately forecast market demand, or lack thereof, in time to respond appropriately. Our investment of resources to develop products for these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses. In addition, as we enter new markets, there is a significant risk that:

▪	the market may not accept the price and/or performance of our products;

▪	there may be issued patents we are not aware of that could block our entry into the market or result in excessive litigation; and

▪	the time required for us to achieve market acceptance of our products may exceed our capital resources, which would require additional investment.

The establishment and maintenance of original equipment manufacturer and other collaborative relationships is critical to the success of our business.

We expect to sell many of our products directly to research laboratories and commercial customers or through potential industry partners. For example, we expect to offer our detection platform and related consumables to research labs and customers who will use them in protein discovery. Our ability to generate revenues depends significantly on the extent to which potential customers and other potential industry partners develop, promote and sell systems that incorporate our products. Any failure by potential customers and other potential industry partners to successfully develop and market systems that incorporate our products could adversely affect our sales. The extent to which potential customers and other industry partners develop, promote and sell systems incorporating our products is based on a number of factors that are largely beyond our ability to control.

Our future growth will suffer if we do not achieve sufficient market acceptance of our products.

We are developing enhanced polymer-based products. We do not know when a market for these products will develop, if at all. Our success depends, in part, upon our ability to gain market acceptance of our products. To be accepted, our products must meet the technical and performance requirements of our potential customers. The biochip markets are evolving rapidly and involve many competitors and competing technologies, and the optical communications industry is currently fragmented with many competitors developing different technologies. We expect that only a few of these technologies will ultimately gain market acceptance. Products based on polymer materials may not be accepted by OEMs and systems integrators of optical communications networks. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products. If the markets we are targeting fail to accept polymer-based products or determine that other products are superior, we may not be able to achieve market acceptance of our products.

All of our current products are either in the development stage or are being tested by potential customers. We cannot be assured that these customer tests will be successful or that they will result in actual material sales of our products.

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

Technology in our target markets is undergoing rapid change. To succeed in our target markets, we will have to establish and maintain a leadership position in the technology supporting those markets. Accordingly, our success will depend on our ability to:

▪	accurately predict the needs of our target customers and develop, in a timely manner, the technology required to support those needs;

▪	provide products that are not only technologically sophisticated but are also available at a price acceptable to customers and competitive with comparable products;

▪	establish and effectively defend our intellectual property; and

▪	enter into relationships with other companies that have developed complementary technology into which our products may be integrated.

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

In 2007, 2006, and 2005, 95%, 94%, and 95%, respectively, of our revenue was derived from performance on a limited number of development contracts with various agencies within the U.S. Department of Defense. Any significant disruption or deterioration of our relationships with the Department of Defense could significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and we expect such contracts will be a significant percentage of our revenue for the foreseeable future.

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

Substantially all of our revenues to date have been generated from a limited number of development contracts with the U.S. government and government contractors. Our revenues have varied significantly based on when government contracts commence or end and whether they receive funding appropriations. Because we intend to expand into commercial sales of our potential products, we are unable to accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

▪	reductions or delays in funding of development programs involving new polymer materials technologies by the U.S. government;

▪	additions of new customers;

▪	fluctuating demand for our potential products and technologies;

▪	announcements or implementation by our competitors of technological innovations or new products;

▪	the status of particular development programs and the timing of performance under specific development agreements;

▪	timing and amounts relating to the expansion of our operations; and

▪	costs related to possible future acquisitions of technologies or businesses.

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

We expect to face competitive pressures from a variety of companies in each of our target markets. Some of our present and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, manufacturing and human resources, name recognition and experience than we have. As a result, these competitors may:

▪	succeed in developing products that are equal to or superior to our potential products or that will achieve greater market acceptance than our potential products;

▪	devote greater resources to developing, marketing or selling their products;

▪	respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or potential products obsolete;

▪	introduce products that make the continued development of our potential products uneconomical;

▪	obtain patents that block or otherwise inhibit our ability to develop and commercialize our potential products;

▪	withstand price competition more successfully than we can;

▪	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers; and

▪	take advantage of acquisitions or other opportunities more readily than we can.

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

A delay or failure to hire and retain a permanent chief executive officer, the loss of our key management personnel, or any inability to attract and retain additional personnel, could impair our ability to maintain or expand our business.

We currently do not have a permanent chief executive officer (“CEO”). Joseph Vallner is currently serving as our Interim CEO, while we are actively seeking and evaluating candidates to join us as our CEO. Any material delay or failure to hire and retain a permanent CEO could adversely affect our business prospects and financial results.

Our future success depends to a significant extent on the continued service of our key management personnel. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future.

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

We lack the internal ability to manufacture products at a level beyond the stage of early commercial introduction. To the extent we do not have an outside vendor to manufacture our products, we will have to increase our internal production capacity and we will be required to expand our existing facilities or to lease or construct new facilities or to acquire entities with additional production capacities. These activities would require us to make significant capital investments and may require us to seek additional equity or debt financing. We cannot be assured that such financing would be available to us when needed on acceptable terms, or at all. If we are unable to expand internal production capacity on a timely basis to meet increases in demand, we could lose market opportunities for sales. Further, we cannot be assured that any increased demand for our potential products would continue for a sufficient period of time to recoup our capital investments associated with increasing our internal production capacity.

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

In order to effectively manage growth, we must:

▪	continue to develop an effective planning and management process to implement our business strategy;

▪	hire, train and integrate new personnel in all areas of our business; and

▪	expand our facilities and increase our capital investments.

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

We may in the future acquire or make investments in other businesses as well as products and technologies to complement our current business. Any future acquisition or investment may require us to use significant amounts of cash, make potentially dilutive issuances of equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

▪	difficulties in integrating the operations, technologies and personnel of acquired businesses;

▪	diversion of our management’s attention from other business concerns;

▪	unavailability of favorable financing for future acquisitions;

▪	potential loss of key employees of acquired businesses;

▪	inability to maintain the key business relationships and the reputations of acquired businesses;

▪	responsibility for liabilities of acquired businesses;

▪	inability to maintain our standards, controls, procedures and policies; and

▪	increased fixed costs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2007.

ITEM 4A. EXECUTIVE OFFICERS

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Mr. Vallner also serves as director of Lumera. The following persons serve as executive officers of Lumera:

Joseph J. Vallner, age 60, has served as Interim Chief Executive Officer, President and a director of Lumera since August 2007. Dr. Vallner is Chairman and Chief Executive Officer of Plexera Bioscience LLC, Lumera’s wholly owned subsidiary. He has worked in the pharmaceutical industry as both academician and with commercial organizations. His most recent company affiliations have been Capnia, a private pharmaceutical development concern; Cell Genesys from 1999 until 2006 where he was President and Chief Operating Officer, responsible for research, development, clinical, regulatory, manufacturing and operations departments; Sequus Pharmaceuticals where he held various positions including Executive Vice-President and COO, and was instrumental in leading Sequus to the launch of two products including Doxil®, a pegylated liposome-based cancer therapeutic. He also helped transition Sequus through its merger into Alza Corporation. He worked prior to Sequus with both Syntex and G.D.Searle and Company. His career began with the University of Georgia as an Assistant, then Associate Professor of Pharmaceutics. He obtained his Ph.D. in pharmaceutics and an MS in physical chemistry and BS in pharmacy from the University of Wisconsin, Madison. He has served on the California Healthcare Institute Board of Directors while at Cell Genesys. He serves on the Board for Lumera Corporation.

Peter J. Biere, age 51, has served as, Sr. Vice President, Chief Financial Officer and Treasurer of Lumera Corporation since August 2004. From September 2003 to August 2004, Mr. Biere acted as Interim CEO and CFO of Entrées, Inc. From February 2002 to August 2003, Mr. Biere provided financial consulting services. From July 1999 to January 2002, Mr. Biere served as Chief Financial Officer of Locate Networks, a location-based wireless service provider. From May 1993 to July 1999, Mr. Biere served as Senior Vice President and Chief Financial Officer of Zones, Inc., where he helped lead that company’s initial public offering. Mr. Biere has a B.A. in Accounting and an M.A. in Accounting from the University of Iowa.

Daniel C. Lykken, age 54, has served as Vice President of Sales and Marketing since April 2004. From February 2003 to February 2004, Mr. Lykken served as Vice President Worldwide Sales of TeleSym Inc., a voice-over-Internet Protocol software company. From February 2002 to February 2003, Mr. Lykken served as a Strategic Account Team Manager of WatchMark Corporation, a service assurance and operational support system software provider. From October 2000 to August 2001, Mr. Lykken served as Director of Sales of Talk2 Technologies, Inc., an enhanced services provider to telecommunication carriers. From November 1999 to October 2000, Mr. Lykken served as Partner and Director of Sales of Meridian Venture Catalyst, LLC, a venture catalyst firm. From June 1999 to November 1999, Mr. Lykken served as Senior Sales Executive of Hitachi Data Systems, a data storage company. Mr. Lykken served in sales and sales management positions over his eight plus years at Sequent Computer Systems.  Prior to Sequent Computer Systems, Mr. Lykken served five years as Western Region OEM Sales Executive for NCR Corporation.  Mr. Lykken has a B.S. degree in Economics from Concordia College.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock trades on the NASDAQ Global Market under the symbol “LMRA.” As of March 1, 2008 there were approximately 7,269 holders of record of 20,088,352 shares of Common Stock outstanding. We have never declared or paid cash dividends on our Common Stock. We currently anticipate that we will retain any future earnings to fund our operations and do not anticipate paying dividends on the Common Stock in the foreseeable future.

Our Common Stock began trading publicly on July 26, 2004. The quarterly high and low sales prices of our common stock as reported by the NASDAQ Global Market for the last eight quarterly periods are as follows:

	Common Stock
Quarter Ended	High	Low

March 31, 2006	$5.25	$3.55
June 30, 2006	4.13	2.67
September 30, 2006	3.27	1.71
December 31, 2006	10.35	1.45
March 31, 2007	6.38	3.61
June 30, 2007	6.07	4.17
September 30, 2007	4.75	2.59
December 31, 2007	4.74	2.56

       The Company did not repurchase any of its equity securities during 2007.

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

The following graph compares the cumulative total shareholder return on an initial $100 investment in our common stock since July 26, 2004, the date of our initial public offering, to two indices: the NASDAQ Stock Market Index and an index of peer companies selected by the Company (“Peer Index”). The companies in the Peer Index are as follows: Applera Corporation, Ciphergen Biosytems, Inc., Avanex, Inc. and JDS Uniphase Corporation. The past performance of our common stock is not an indication of future performance. We cannot assure you that the price of our common stock will appreciate at any particular rate or at all in future years.

	Base Period	Years Ended
Company/Index	07/26/04	12/31/04	12/31/05	12/31/06	12/31/2007
LUMERA	$100.00	$126.44	$61.41	$100.33	$42.86
NASDAQ U.S. INDEX	$100.00	$117.44	$119.05	$130.30	$143.18
PEER GROUP	$100.00	$114.38	$74.65	$88.06	$72.35

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data presented below has been derived from and should be read in conjunction with our audited financial statements and the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated and included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future. A summary of selected annual financial data from January 1, 2003 through December 31 of each year-end is presented below:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(1)	(1)
Revenue	$2,774,000	$3,356,000	$1,509,000	989,000	$1,725,000
Cost of revenue	1,506,000	1,911,000	922,000	651,000	1,014,000
GROSS PROFIT	1,268,000	1,445,000	587,000	338,000	711,000

Research and development expense	7,275,000	6,734,000	6,540,000	4,561,000	7,602,000
Marketing, general and administrative expense	11,043,000	7,670,000	5,155,000	4,588,000	1,270,000
Total operating expenses	18,318,000	14,404,000	11,695,000	9,149,000	8,872,000

Loss from operations	(17,050,000)	(12,959,000)	(11,108,000)	(8,811,000)	(8,161,000)

Interest income	1,094,000	841,000	655,000	237,000	39,000
Interest expense	-	-	-	(349,000)	-
NET LOSS	(15,956,000)	(12,118,000)	(10,453,000)	(8,923,000)	(8,122,000)

Deemed dividend upon issuance of mandatorily redeemable convertible preferred stock	-	-	-	(500,000)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(15,956,000)	$(12,118,000)	$(10,453,000)	(9,423,000)	$(8,122,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.80)	$(0.70)	$(0.63)	(0.89)	$(1.31)

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	20,055,410	17,256,070	16,607,653	10,613,606	6,172,000

	December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:

Cash and cash equivalents and investment securities	$14,626,000	$26,309,000	$21,756,000	$18,965,000	$560,000

Working Capital	12,172,000	25,795,000	20,832,000	18,130,000	314,000

Total Assets	18,513,000	31,132,000	23,706,000	32,886,000	4,058,000

Total Liabilities	3,265,000	2,239,000	1,552,000	1,493,000	2,741,000

Mandatorily redeemable convertible preferred stock	-	-	-	-	27,206,000

Total Shareholders' Equity (Deficit)	$15,248,000	$28,893,000	$22,154,000	$31,393,000	$(25,889,000)

(1)	We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123( R), Share-Based Payment, (FAS 123R) effective January 1, 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes that are included elsewhere in this annual report on Form 10-K.  This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors” or in other parts of this annual report on Form 10-K.  We assume no obligation to update the forward-looking statements or such risk factors.

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

Effective July 1, 2007, we contributed substantially all of the assets of our Bioscience segment to a newly formed wholly-owned subsidiary, Plexera Bioscience LLC (“Plexera”). Plexera was formed to further clarify the purpose, business and funding requirements and market opportunities for both Lumera and Plexera. The establishment of Plexera had no current impact on the consolidated operating results of Lumera.

Results of Operations

Revenue. Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices.

The following table summarizes the various contract awards we have received since their inception and the related revenue recognized:

	Wideband polymer modulator		Polymer-based linear modulator		Electrooptic organic polymer		Polymer-based milimeter wave detection		Polymers w/exc high Electro-optic coefficients		Other
	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue

2001	$1,623,000	$821,000
2002	1,031,000	885,000			$149,000	$61,000
2003	950,000	1,118,000	$497,000	$95,000	400,000	488,000					$24,000	$24,000
2004	1,114,000	780,000		192,000
2005	1,000,000	1,161,000		210,000			$411,000	$41,000			21,000	21,000
2006	50,000	1,003,000						370,000	$3,400,000	$1,782,000
2007	1,150,000	1,029,000								1,618,000
	$6,918,000	$6,797,000	$497,000	$497,000	$549,000	$549,000	$411,000	$411,000	$3,400,000	$3,400,000	$45,000	$45,000

Backlog on our governmental contracts totaled $121,000 at December 31, 2007. Our revenue from government contracting has fluctuated year to year and we expect that future  periods could also fluctuate significantly due to delays in funding, the status of particular programs or the timing of performance under specific agreements.

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

Research and Development Expense. Research and development expense consists primarily of:

▪	laboratory operations, outsourced development and processing work;

▪	research fees paid to the University of Washington and other educational institutions for contract research;

▪	compensation for employees and contractors engaged in internal research and product development activities;

▪	increase our product development staff to define, qualify and develop products we commercialize;

▪	costs incurred in acquiring and maintaining licenses; and

▪	related operating expenses.

A significant portion of our research and development expense through June 2005 related to cash payments and a grant of common stock pursuant to our Sponsored Research Agreement with the University of Washington (the “UW”). We have ongoing minimum royalty obligations required by a technology licensing agreement with the UW totaling $75,000 annually until we elect to cancel the license. We are currently funding researchers at the UW and other institutions to conduct ongoing research activities on a project basis.

We expect to continue to incur substantial research and development expense to develop commercial products using polymer materials technology. These expenses could increase as a result of continued development and commercialization of our polymer materials technology, including subcontracting work to potential development and manufacturing partners, expanding and equipping in-house laboratories, acquiring rights to additional technologies, hiring additional technical and support personnel and pursuing other potential business opportunities.

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

We expect marketing, general and administrative expense to increase in 2008 and beyond as we:

▪	increase our sales and marketing staff to define, qualify, develop and market products that we commercialize;

▪	increase our sales staff to begin and develop customer relationships and sell our products in various geographies and marketplaces; and

▪	increase the level of corporate and administrative activity.

Interest Income. Interest income consists of earnings from investment securities. Dividend and interest income are recognized when earned. Realized gains and losses would be included in other income.

Income Taxes. In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the accounting provisions of FIN 48 in January 2007.

Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of January 1, 2007. At December 31, 2007, we had federal net operating loss (“NOL”) of approximately $23.7 million which will begin to expire in 2018 through 2027 and research and development (“R&D”) credit carryforwards of $1.6 million that begin to expire in 2019 through 2027 unless previously utilized. We have provided a 100% valuation allowance as of December 31, 2007 because realization of such tax benefits is uncertain. Due to our NOL carryforwards, any future adjustments to the unrecognized tax benefit will have no impact on our effective tax rate due to the valuation allowance which fully offsets all tax benefits. For the year ended December 31, 2007, there were no unrecognized tax benefits recorded. We do not expect the unrecognized tax benefit to change significantly during the next twelve months. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense. We had no accrued interest or penalties at the date of adoption as of and for the year ended December 31, 2007.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal and state tax returns for the years 2000 through 2007 are subject to examination.

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

Revenue from product shipments is recognized in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition”. Revenue is recognized when there is sufficient evidence of an arrangement, the selling price is fixed or determinable and collection is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense and the associated liability recorded was not material for any periods presented.

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

Stock-based Compensation

We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) effective January 1, 2006 and have applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations and we accounted for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash. We also complied with the disclosure provisions of FAS No. 123 which required fair value recognition for employee stock-based compensation.

We adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

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

We issue incentive awards to our employees through stock-based compensation consisting of stock options and restricted stock units (“RSU’s”). The value of RSU’s is determined using the fair value method. We continue to use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected option term is based on the vesting terms of the respective options and a contractual life of ten years using the simplified method calculation as defined by SAB 107. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

FAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest; therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those we estimated, additional adjustments to compensation expense may be required in future periods. We may modify the method in which we issue incentive awards to our employees through stock-based compensation in future periods. The impact of forfeitures on previously recognized compensation expense for unvested options at January 1, 2006, was immaterial; therefore, we did not record a cumulative effect adjustment related to the change in accounting principle.

Comparison of Years ended December 31, 2007 and December 31, 2006

	Year Ended ended December 31,		Percentage
	2007	2006	Change
Revenue	$2,774,000	$3,356,000	-17%
Cost of revenue	1,506,000	1,911,000	-21%
Research and development expenses	7,275,000	6,734,000	8%
Marketing, general and administrative expenses	11,043,000	7,670,000	44%
Interest income	1,094,000	841,000	30%

Revenue. Revenue decreased by $582,000 to $2,774,000 for the year ended December 31, 2007 from $3,356,000 for the year ended December 31, 2006. Revenue on government contracts, which totaled $2,647,000 in 2007, decreased by $508,000 over 2006 due primarily to the completion of a millimeter wave detection contract in 2006 combined with lower revenues associated with our initial DARPA award which we completed early in the fourth quarter of 2007. Product sales revenue totaled $127,000 in 2007, down $74,000 from 2006 due primarily to a decrease in product sales for Plexera combined with an increase in product sales for the Electro-Optics segment of the business. Our contract revenue backlog totaled $121,000 at December 31, 2007.

Cost of Revenue. Cost of revenue decreased by $405,000 to $1,506,000 for the year ended December 31, 2007 from $1,911,000 for the year ended December 31, 2006. Cost of contract revenue, which totaled $1,453,000, in 2007 decreased by $332,000 over 2006 due primarily to a decrease in labor costs and related overhead allocation associated with the lower overall levels of government contract activities during 2007.

Research and Development Expense. Research and development expense increased $541,000 to $7,275,000 for the year ended December 31, 2007, from $6,734,000 for the year ended December 31, 2006. Compensation costs, including bonus expense, associated with higher levels of non-contract related research efforts and additional research personnel, which totaled $3,112,000 in 2007, increased by $808,000 over 2006. Non-cash compensation increased by $238,000 in 2007 to $605,000, compared to $367,000 in 2006 due primarily to the number of stock-based compensation awards granted during the year. Labor related overhead costs reclassified to the cost of government contracts totaled $1,028,000 in 2007 or $275,000 less than in 2006 due primarily to a decrease in the level of government contracting activities in 2007. License and minimum royalty fees increased by $148,000, to $238,000 in 2007 due primarily to work associated with our Sensium Technologies agreement combined with a one time fee to license technology from the UW. Professional fees decreased by $402,000, to $1,856,000 in 2007 due to a decrease in costs associated with external product development. Materials and equipment costs, which totaled $881,000 in 2007, decreased by $336,000 over 2006 due primarily to a decrease in product development costs associated with the production of beta ProteomicProcessor in 2006. Depreciation expense decreased by $152,000 in 2007, to $451,000 as our fixed asset base is becoming more fully depreciated. General and administrative expenses, including facilities and travel expense, decreased by $37,000 to $1,159,000 in 2007.

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased by $3,373,000 to $11,043,000 for the year ended December 31, 2007 from $7,670,000 for the year ended December 31, 2006. Professional fees, mostly associated with accounting, legal and strategic business consulting expense, increased by $1,915,000 to $3,301,000 in 2007 compared to $1,386,000 in 2006. Compensation costs, including bonus expense, associated with additional marketing and finance personnel increased by $1,033,000 to $4,166,000 in 2007 compared to $3,133,000 in 2006. Non-cash compensation expense increased in 2007 by $295,000, to $1,702,000 compared to $1,407,000 in 2006 due to an increase in stock-based compensation awards granted during the year; additionally, included is the increase in stock option modification expense of $103,000 recorded during the year, as a result of the departure of an executive employee. Depreciation expense increased by $177,000 in 2007 compared to 2006 to $448,000 due to additional leasehold improvements to our current space made later in the year in 2006. General and administrative expenses, including facilities, travel, and insurance costs, decreased by $46,000 to $1,426,000 in 2007.

Interest Income. Interest income increased $253,000 to $1,094,000 for the year ended December 31, 2007 from $841,000 for the year ended December 31, 2006 due primarily to higher levels of investments following the completion of our November 2006 financing.

Comparison of Years ended December 31, 2006 and December 31, 2005
	Year Ended ended December 31,		Percentage
	2006	2005	Change
Revenue	$3,356,000	$1,509,000	122%
Cost of revenue	1,911,000	922,000	107%
Research and development expenses	6,734,000	6,540,000	3%
Marketing, general and administrative expenses	7,670,000	5,155,000	49%
Interest income	841,000	655,000	28%

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

Research and Development Expense. Research and development expense increased $194,000 to $6,734,000 for the year ended December 31, 2006, from $6,540,000 for the year ended December 31, 2005. Product development costs, including professional fees and materials and equipment costs, which totaled $3,262,000 in 2006, increased by $1,853,000 over 2005 due primarily to an increase in consulting fees. Compensation costs, including bonus expense, associated with additional research personnel, which totaled $2,305,000 in 2006, increased by $153,000 over 2005. Facilities and general and administrative expenses increased by $134,000 to $1,197,000 in 2006 due primarily to increased facilities costs to accommodate growth. Non-cash compensation increased by $272,000 in 2006 to $367,000 due primarily to the adoption of FAS 123R. Labor related overhead costs reclassified to the cost of government contracts totaled $1,303,000 in 2006 or $707,000 more than in 2005 due to a higher level of government contracting activities. Expenses associated with our various agreements with the University of Washington (UW) decreased by approximately $606,000 in 2006 due primarily to the cessation of payments under our Sponsored Research Agreement with the UW which ended during 2005. Depreciation expense decreased by $500,000 in 2006 as our fixed asset base is becoming more fully depreciated. License and royalty fees decreased by $409,000 in 2006 due primarily to technology transfer expenses associated with our Sensium license acquisition incurred during 2005.

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

Segment Revenues and Operating Loss

During March 2006, we changed the organizational structure of our business to focus on primary markets, creating two distinct segments: electro-optics and bioscience. Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information in Note 11 - Segment Information in the Financial Statements is presented on a basis consistent with our internal management reporting and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Periods prior to March 2006 have been revised to reflect our best estimates of segment activity as if they had been in existence during the comparative periods and are being restated to reflect our internal organization changes to conform to the current period presentation.

Effective July 1, 2007, we contributed substantially all of the assets of our Bioscience segment to a newly formed wholly-owned subsidiary company, Plexera Bioscience LLC (“Plexera”). Plexera was formed to further clarify the purpose, business and funding requirements and market opportunities for Bioscience segment as distinct from our Electro-Optics segment, which continues to reside in Lumera. The establishment of Plexera had no current impact on the consolidated operating results of Lumera.

We continue to manage our business through two distinct segments: Electro-optics and bioscience (Plexera). Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information in the financial statements is presented on a basis consistent with our internal management reporting. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.

Comparison of the Years ended December 31, 2007 and December 31, 2006:

	For the Years Ended December 31,
	2007	2006
Revenue
Electro-optics Segment	$2,774,000	$3,237,000
Bioscience Segment	-	119,000
Total	$2,774,000	$3,356,000
Operating Loss
Electro-optics Segment	$(3,597,000)	$(3,097,000)
Bioscience Segment	(5,710,000)	(4,383,000)
Corporate Expense	(7,743,000)	(5,479,000)
Total	$(17,050,000)	$(12,959,000)

Electro-Optics Segment

Revenue. Revenue decreased by $463,000 to $2,774,000 for the year ended December 31, 2007 from $3,237,000 for the year ended December 31, 2006. Revenue on government contracts, which totaled $2,647,000 for the year ended December 31, 2007, decreased by $508,000 compared to the year ended December 31, 2006 due primarily to the completion of a millimeter wave detection contract in 2006 combined with lower revenues from previously awarded contracts. Product revenue, which totaled $127,000 in 2007, was constituted by sales of research quantities of polymer materials and modulator chips and devices. Backlog on our governmental contracts totaled $121,000 at December 31, 2007.

Operating Loss. Our Electro-Optics segment operating loss increased by $500,000 to $3,597,000 for the year ended December 31, 2007, from $3,097,000 for the year ended December 31, 2006. Gross profit decreased by $163,000 in 2007 due primarily to decreased government contract revenues during the year. Compensation costs, including bonus expense, increased by $639,000 to $2,267,000 in 2007 from $1,628,000 in 2006, due primarily to higher levels of non-contract related research efforts and an increase in headcount associated with additional research personnel. Labor related overhead costs applied to the cost of government contracts were $180,000 lower in 2007 due to the decrease in government contract activity for the year, leading to an increase in research and development expense. Non-cash share-based compensation expense, increased to $398,000 in 2007, an increase of $134,000 from 2006 due primarily to an increase in stock-based compensation awards granted. Licensing and royalty fees, primarily associated with our UW agreements, increased by $58,000 to $138,000 in 2007 from $80,000 in 2006. Product development costs, including professional fees and general administrative expenses, decreased by $674,000 in 2007 to $3,090,000 from $3,764,000 in 2006 due primarily to a decrease in expenses associated with subcontractors in the current year.

Bioscience Segment (Plexera)

Operating Loss. Our Bioscience segment operating loss increased by $1,327,000 to $5,710,000 for the year ended December 31, 2007 from $4,383,000 for the year ended December 31, 2006. Our Bioscience segment had no revenue for the year ended December 31, 2007. Compensation costs, including bonus expense, associated with additional research personnel was $2,425,000 in 2007, an increase of $792,000 over 2006. Professional fees, primarily associated with product development, subcontracting, consulting and patent related legal expense increased by $416,000 in 2007 to $1,440,000 from $1,024,000 in 2006. Non-cash share-based compensation costs increased by $280,000 in 2007, due primarily to an increase in stock-based compensation awards granted during the year. Labor related overhead costs applied to the cost of sales were $96,000 less in 2007 compared to 2006. License and royalty fees, associated with our Sensium agreement, increased by $90,000 in 2007. Materials and supplies expense, related to product development, was $341,000 in 2007, a decrease of $338,000 compared to 2006 due to production of beta ProteomicProcessor’s in 2006. General and administrative costs, including facilities, depreciation and travel, decreased by $18,000 during 2007.

Corporate Expenses

Corporate expenses. Certain corporate expenses are not allocated to our segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

Total corporate expenses increased by $2,264,000 to $7,743,000 for the year ended December 31, 2007, from $5,479,000 for the year ended December 31, 2006. Professional fees, mostly associated with consulting, accounting, and legal expenses, increased by $1,725,000 to $2,616,000 in 2007 compared to 2006. Compensation costs, including bonus expense, increased by $408,000, to $2,585,000 due primarily to contractual severance expense related to the departure of an executive employee during the year ended December 31, 2007, compared to 2006. Depreciation expense, mostly associated with leasehold improvements to our current space made in the last half of 2006, increased by $173,000 to $444,000 for the year ended December 31, 2007. Non-cash compensation expense increased by $119,000 to $1,406,000, during 2007, compared to $1,287,000 in 2006, due primarily to stock option modification expense of $103,000 related to the departure of an executive employee during the year combined with an increase in the number of stock-based compensation awards granted in 2007. General and administrative expenses, including travel and facilities expenses, decreased by $166,000 in 2007.

Comparison of the Years ended December 31, 2006 and December 31, 2005:

Summary

	For the Years Ended December 31,
	2006	2005
Revenue
Electro-optics Segment	$3,237,000	$1,500,000
Bioscience Segment	119,000	9,000
Total	$3,356,000	$1,509,000
Operating Loss
Electro-optics Segment	$(3,097,000)	$(4,254,000)
Bioscience Segment	(4,383,000)	(2,590,000)
Corporate Expense	$(5,479,000)	(4,264,000)
Total	$(12,959,000)	$(11,108,000)

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

Operating Loss. Our Electro-Optics segment operating loss decreased by $1,156,000 to $3,097,000 for the year ended December 31, 2006, from $4,254,000 for the year ended December 31, 2005. Gross profit increased by $845,000 in 2006 due primarily to higher levels of government contract revenues during the year. Expenses associated with our various agreements with the University of Washington decreased by $606,000 for the year ended December 31, 2006 as our sponsored research agreement with the University of Washington ended on June 2005. Product development costs, including professional fees and general administrative expenses, increased by $528,000 in 2006 compared to 2005. Compensation costs, including bonus expense, decreased by $14,000, and non-cash share-based compensation costs increased by $175,000 due to our adoption of FAS 123R, all during the year ended December 31, 2006. Depreciation decreased by $478,000 in 2006 as our asset base is becoming more fully depreciated. Labor related overhead costs applied to the cost of government contracts was $621,000 higher in 2006, compared to 2005, leading to a decline in research and development expense.

Bioscience Segment

Revenue. Revenue increased by $110,000 to $119,000 for the year ended December 31, 2006 from $9,000 for the year ended December 31, 2005 primarily due to initial sales of beta release ProteomicProcessor™’s during 2006.

Operating Loss. Our Bioscience segment operating loss increased by $1,793,000 to $4,383,000 for the year ended December 31, 2006 from $2,590,000 for the year ended December 31, 2005 primarily due to additional personnel expenses and efforts associated with commercializing our ProteomicProcessor™’s and related applications. Compensation costs, including bonus expense, associated with additional research personnel increased by $828,000 in 2006. Product development costs, including professional fees and general administrative expenses, increased by $1,052,000 during 2006. Non-cash share-based compensation costs increased by $181,000 in 2006 compared to 2005, due primarily to the adoption of FAS 123R. Our Sensium license acquisition fees decreased by $404,000 in 2006 compared to 2005. Labor related overhead costs applied to the cost of product development were $86,000 higher in 2006 leading to a decline in research and development expense.

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

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common stock and convertible preferred stock and, to a lesser extent, through revenues from development contracts and sales of products. Our accumulated deficit, which represents the cumulative net loss since our inception, totaled $76.8 million at December 31, 2007.

We had $14.6 million in cash and cash equivalents and investment securities at December 31, 2007, all of which are classified as short term with maturities less than 12 months beyond the balance sheet date.

Operating Activities. We used $11.3 million, $9.6 million, and $8.2 million in cash and cash equivalents to fund operating activities during the years ended December 31, 2007, 2006 and 2005, respectively.

Net cash used to fund operating activities increased by $1.7 million to $11.3 million for the twelve months ended December 31, 2007, from $9.6 million in the prior year period. We used $2.8 million in cash to fund our Electro-Optics segment activities during 2007, an increase of $500,000 primarily due to lower government contract revenues in the current period. We used $5.1 million in cash to fund our Bioscience segment activities during 2007, an increase of $1.1 million over the prior year period, primarily due to higher costs associated with product development activities and additional headcount related compensation expenses. We used $3.4 million in cash to fund corporate activities during 2007, a net increase of $200,000; increased cash operating expenses, which were approximately $2 million higher in the current year, were mostly offset by increased accounts payable and accrued liabilities.

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

Investing Activities.  Investing activities provided cash totaling $7.9 million in 2007, used cash totaling $1.8 million in 2006 and provided cash totaling $9.1 million in 2005. During 2007 we funded our operating activities primarily with cash from investment maturities. Purchases of investment securities following our November 2006 financing more than offset cash provided for operating losses and capital expenditures in 2007 and 2006. During 2006 we funded our operating activities primarily with cash from investment maturities. The cash provided in 2005 was primarily due to the sale of investment securities, net of reinvestments.

Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase production equipment, computer hardware and software, laboratory equipment and furniture and fixtures to support our growth. We invested $772,000 in leasehold improvements, laboratory equipment and furniture and fixtures in 2007.

Financing Activities.  Financing activities provided cash totaling $17.0 million in 2006, and $437,000 in 2005. In November 2006, we completed the sale of 2,825,000 shares of our common stock, receiving approximately $15.7 million in cash, net of financing costs. We received cash from the exercise of stock options totaling $1,000 in 2007, $1.3 million in 2006 and $437,000 in 2005, issuing 482,236 shares of common stock during 2006 and 201,686 shares of common stock during 2005 in connection with such stock option exercises.

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

Our cash used in operations may increase during 2008, compared to 2007, and beyond as a result of:

▪	increased spending on marketing activities as our products are introduced into our target markets;
▪	the development of strategic relationships with systems and equipment manufacturers;
▪	the addition of sales, marketing, technical and other staff to sell products, meet production needs and continue with future development efforts;
▪	increased production spending as our products are accepted and sold;
▪	purchases of additional laboratory and production equipment; and
▪	increased general and administrative activities related to our operations as a public company and related corporate compliance requirements.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations at least through the first half of 2009 (See Item 1A - Risk Factors). We may seek additional funding through draw downs under our CEFF arrangement with Kingsbridge, public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

Contractual Obligations. The following table lists our contractual obligations as of December 31, 2007:

	2008	2009	2010	2011	2012	There-after
Contractual Obligations:
Building Lease	$514,000	$530,000	$547,000	$138,000	$-	$-
Operating leases	18,000	7,000	-	-	-	-
Total †	$532,000	$537,000	$547,000	$138,000	$-	$-

† Royalty and license obligations are excluded from the contractual commitments table as they are cancelable at our discretion.

Off-Balance Sheet Arrangements. We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as special purpose entities and research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

Recent Accounting Pronouncements

In September of 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We are currently evaluating the impact that SFAS No. 157 will have on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement “No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)") which replaces FAS No.141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.   FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R).  Early adoption is not allowed. We are currently evaluating the effects, if any, that FAS 141(R) may have on our financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), which allows, under certain circumstances, the continued application of the simplified method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment. We believe we fit the criteria set forth in SAB 110 and will continue to use the simplified method defined in SAB 107 for periods subsequent to December 31, 2007.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our cash equivalents and investment securities are at fixed interest rates, and as such, the fair value of these instruments is affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, however, we believe that the market risk arising from our holdings of these financial instruments is not material. The fair value of our investment securities was $7.5 million and $15.8 million as of December 31, 2007 and 2006, respectively.

Our investment policy restricts investments to ensure principal preservation and liquidity. We invest cash that we expect to use within approximately sixty days in money market funds and U.S. treasury-backed instruments. We invest cash in excess of sixty days of our requirement in high-quality investment securities. The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other liquid high-grade securities generally with maturities of one year or less.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LUMERA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lumera Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lumera Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Prior to July 28, 2004, Lumera Corporation was a subsidiary of Microvision, Inc. As discussed in Note 3 to the consolidated financial statements, Lumera Corporation had transactions and relationships with that entity for each of the two years ended December 31, 2006.

As discussed in Note 1 to the consolidated financial statements, Lumera Corporation changed the manner in which it accounts for share-based compensation in 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Seattle, Washington
March 14, 2008

LUMERA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,132,000	$10,521,000
Investment securities, available for sale	7,494,000	15,788,000
Accounts receivable	57,000	380,000
Costs and estimated earnings in excess of billings on uncompleted contracts	101,000	338,000
Other current assets	350,000	600,000
Total current assets	15,134,000	27,627,000
Restricted investments	700,000	700,000
Property and equipment, net	2,633,000	2,759,000
Other assets	46,000	46,000
TOTAL ASSETS	$18,513,000	$31,132,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITES
Accounts payable	$1,377,000	$850,000
Deferred rent, current portion	105,000	89,000
Accrued liabilities	1,480,000	893,000
Total current liabilities	2,962,000	1,832,000
Deferred rent, net of current portion	303,000	407,000
TOTAL LIABILITIES	$3,265,000	$2,239,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized; 20,055,852 shares issued and outstanding at December 31, 2007, and 20,055,352 shares issued and outstanding at December 31, 2006	20,000	20,000
Additional Paid-in Capital	91,998,000	89,690,000
Accumulated other comprehensive income	4,000	1,000
Accumulated deficit	(76,774,000)	(60,818,000)
Total shareholders' equity	15,248,000	28,893,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,513,000	$31,132,000

The accompanying notes are an integral part of these consolidated financial statements.

LUMERA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006	2005

Revenue	$2,774,000	$3,356,000	$1,509,000
Cost of revenue	1,506,000	1,911,000	922,000
GROSS PROFIT	1,268,000	1,445,000	587,000

Research and development expense	7,275,000	6,734,000	6,540,000
Marketing, general and administrative expense	11,043,000	7,670,000	5,155,000
Total operating expenses	18,318,000	14,404,000	11,695,000

Loss from operations	(17,050,000)	(12,959,000)	(11,108,000)

Interest income	1,094,000	841,000	655,000
NET LOSS	$(15,956,000)	$(12,118,000)	$(10,453,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.80)	$(0.70)	$(0.63)

WEIGHTED-AVERAGE SHARES OUTSTANDING -BASIC AND DILUTED	20,055,410	17,256,070	16,607,653

The accompanying notes are an integral part of these consolidated financial statements.

LUMERA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance at December 31, 2004	16,546,430	$16,000	$70,435,000	$(666,000)	$(145,000)	$(38,247,000)	$31,393,000

Issuance of options for services	-	-	236,000	-	-	-	236,000
Reversal of deferred compensation expense for cancelled options	-	-	(37,000)	37,000	-	-	-
Exercises of stock options	201,686	1,000	436,000	-	-	-	437,000
Amortization of deferred compensation	-	-	-	414,000	-	-	414,000
Unrealized gain in investment securities	-	-	-	-	127,000	-	127,000
Net Loss	-	-	-	-	-	(10,453,000)	(10,453,000)
Balance at December 31, 2005	16,748,116	17,000	71,070,000	(215,000)	(18,000)	(48,700,000)	22,154,000

Reclassification resulting from the adoption of FAS 123R	-	-	(215,000)	215,000	-	-	-

Issuance of Common Stock, net of offering costs of $1,259,000	2,825,000	3,000	15,691,000	-	-	-	15,694,000
Exercise of stock options	482,236	-	1,285,000	-	-	-	1,285,000
Amortization of stock-based compensation	-	-	1,859,000	-	-	-	1,859,000
Unrealized gain in investment securities	-	-	-	-	19,000	-	19,000
Net Loss	-	-	-	-	-	(12,118,000)	(12,118,000)
Balance at December 31, 2006	20,055,352	20,000	89,690,000	-	1,000	(60,818,000)	28,893,000

Exercise of stock options	500	-	1,000	-	-	-	1,000
Amortization of stock-based compensation	-	-	2,307,000	-	-	-	2,307,000
Unrealized gain in investment securities	-	-	-	-	3,000	-	3,000
Net Loss	-	-	-	-	-	(15,956,000)	(15,956,000)
Balance at December 31, 2007	20,055,852	$20,000	$91,998,000	$-	$4,000	$(76,774,000)	$15,248,000

The accompanying notes are an integral part of these consolidated financial statements.

LUMERA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2007	2006	2005

Net loss	$(15,956,000)	$(12,118,000)	$(10,453,000)
Other comprehensive income -
Unrealized gain on investment securities, available-for-sale:
Unrealized holding gains arising during period	3,000	19,000	127,000
Net unrealized gain	3,000	19,000	127,000
Comprehensive loss	$(15,953,000)	$(12,099,000)	$(10,326,000)

The accompanying notes are an integral part of these consolidated financial statements.

LUMERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(15,956,000)	$(12,118,000)	$(10,453,000)
Adjustments to reconcile net loss to net cash used in operations Depreciation	898,000	875,000	1,297,000
Noncash expenses related to issuance of stock, options and amortization of deferred compensation	2,307,000	1,776,000	469,000
Amortization on investments	(374,000)	(182,000)	254,000
Non-cash deferred rent, net	(88,000)	343,000	-
Change in
Accounts receivable	323,000	(380,000)	32,000
Costs and estimated earnings in excess of billings on uncompleted contracts	237,000	(261,000)	(74,000)
Other current assets	250,000	104,000	72,000
Other assets	-	-	(46,000)
Accounts payable	527,000	357,000	77,000
Accrued liabilities	587,000	(81,000)	264,000
Research liability	-	-	(101,000)
Net cash used in operating activities	(11,289,000)	(9,567,000)	(8,209,000)

Cash flows from investing activities
Purchases of investment securities	(27,629,000)	(23,518,000)	(16,122,000)
Maturities of investment securities	36,300,000	24,800,000	25,800,000
Purchase of long term restricted investment	-	(700,000)	-
Purchases of property and equipment	(772,000)	(2,358,000)	(526,000)
Net cash provided by (used in) investing activities	7,899,000	(1,776,000)	9,152,000
Cash flows from financing activities:
Net proceeds from issuance of common stock	-	15,694,000	-
Net proceeds from the exercise of stock options	1,000	1,285,000	437,000
Net cash provided by financing activities	1,000	16,979,000	437,000
Net (decrease) increase in cash and cash equivalents	(3,389,000)	5,636,000	1,380,000
Cash and cash equivalents at beginning of period	10,521,000	4,885,000	3,505,000
Cash and cash equivalents at end of period	$7,132,000	$10,521,000	$4,885,000

Accrued liability for non-cash stock compensation	$-	$-	$84,000

The accompanying notes are an integral part of these consolidated financial statements.

LUMERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying consolidated financial statements are presented on an accrual basis in conformity with accounting principles generally accepted in the United States of America.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations into the second quarter of 2009. We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborations. We may also pursue other commercialization strategies, including opportunistic acquisitions, restructurings or dispositions for one or both of our business units which may require different financing arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

Principles of Consolidation -  The consolidated financial statements include the accounts of Lumera and its wholly-owned subsidiary, Plexera Bioscience LLC (“Plexera”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – We consider all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less to be cash equivalents. Cash held at financial institutions are in excess of the limit of the Federal Deposit Insurance Corporation (“FDIC”).

Investment Securities - Available for Sale - We have classified the entire investment portfolio as available for sale. Available for sale securities are stated at fair value based on the specific identification method. Management determines the appropriate classification of investment securities at the time of purchase and evaluates such designation as of each balance sheet date. We estimate the fair value of our investment securities using readily available market information. Unrealized gains and losses are included in shareholders’ equity as a component of other comprehensive income (loss), unless the loss is deemed to be other-than-temporary, in which case it is recognized immediately as an expense. Realized gains and losses are included in interest income or expense. Dividend and interest income are recognized when earned. The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other liquid high-grade securities generally with maturities of one year or less.

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

All of our current and prior contracts with the government have been or are cost plus fixed fee type contracts. Under the terms of a cost plus fixed fee contract, the United States government pays us for actual allowable direct and indirect costs incurred in performing the contracted services. We are under no obligation to spend more than the contract value to complete the contracted services up to the value of the contract. Contract deliveries consist of monthly financial reports, periodic technical reports and any devices if they have been successfully fabricated. There are no contractual provisions for repayments of any amounts disbursed to date under these contracts. The United States government accounted for 95%, 95% and 99% of revenues for the years ended December 31, 2007, 2006, and 2005, respectively, and 95% and 100% of accounts receivable as of December 31, 2007 and 2006, respectively. Certain contracts awarded in one period may be partly performed in the next period.

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that we have not yet billed to a customer because the amounts were not contractually billable at the balance sheet date. We were contractually able to bill 68%, 99%, and 89% of the balance at December 31, 2007, 2006, and 2005, respectively, within 45 days of the respective year end. Accounts are deemed past due based on payment terms. We write off delinquent accounts to the extent and at the time we deem them to not be recoverable. We recorded no bad debt expense for the years ended December 31, 2007, 2006 and 2005.

Revenue from product shipments is recognized in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition”. Revenue is recognized when there is sufficient evidence of an arrangement, the selling price is fixed or determinable and collection is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense and the associated liability recorded was not material for any periods presented.

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term. When fixed assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gains or losses are included in income from operations.

A summary of property and equipment at December 31, 2007 and 2006, follows:

	2007	2006
Computer equipment	$887,000	$754,000
Furniture and office equipment	201,000	147,000
Lab equipment	5,112,000	4,590,000
Leasehold improvements	3,938,000	3,875,000
	$10,138,000	$9,366,000
Less: Accumulated depreciation	(7,505,000)	(6,607,000)
	$2,633,000	$2,759,000

Depreciation expense was $898,000, $875,000, and $1,297,000, for the years ended December 31, 2007, 2006, and 2005 respectively.

Restricted Investments – Restricted investments consist of $700,000 in satisfaction of the letter of credit provisions of our April 2006 facilities lease which has an initial term of five years. The investments consist of interest bearing cash accounts classified as long term due to the length of the lease commitment.

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

Research and Development – Research and development costs are expensed as incurred and include salaries, contractor fees, building costs, utilities, administrative expenses and allocation of corporate costs.

Fair Value of Financial Instruments – Our financial instruments include cash and cash equivalents, investment securities, government bonds, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Income Taxes – We follow the liability method of accounting for income taxes. This liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include common stock options, common stock warrants and restricted stock units to purchase common stock for all periods presented. Total common stock options, common stock warrants, and restricted stock units issued not included in the calculation of diluted earnings per share were 4,612,202, 3,831,916, and 3,160,502, for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-based Compensation - We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) effective January 1, 2006 and have applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations and we accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash. We also complied with the disclosure provisions of FASB No. 123, Accounting for Stock-Based Compensation, which required fair value recognition for employee stock-based compensation.

We adopted FAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). We recorded $2,307,000 of stock-based compensation in operating expense for the year ended December 31, 2007, reducing our earnings per share by $0.12.

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

We issue incentive awards to our employees through stock-based compensation consisting of stock options and restricted stock units (“RSU’s”). The value of RSU’s is determined using the fair value method at grant date. We continue to use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

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

Pro forma information for periods prior to the adoption of FAS 123R - The following table shows the pro forma effect on our net loss and net loss per share had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 for the periods presented. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

For the year ended December 31, 2005
Net loss available to common shareholders, as reported	$(10,453,000)
Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	384,000

Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,142,000)
Net loss available to common shareholders, pro forma	$(12,211,000)
Net loss per share, as reported (basic and diluted)	$(0.63)
Net loss per share, pro forma (basic and diluted)	$(0.74)

Recent Accounting Pronouncements In September of 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We are currently evaluating the impact that SFAS No. 157 will have on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)") which replaces FAS No.141, Business Combination. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.   FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R).  Early adoption is not allowed. We are currently evaluating the effects, if any, that FAS 141(R) may have on our financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), which allows, under certain circumstances, the continued application of the simplified method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment. We believe we fit the criteria set forth in SAB 110 and continued to use the simplified method defined in SAB 107.

2. INVESTMENT SECURITIES-AVAILABLE FOR SALE

Investment securities with maturities of less than one year totaled $7,494,000 at December 31, 2007, and $15,788,000 at December 31, 2006. We estimate the fair value of our investment securities using readily available market information. All investment securities have been classified as available for sale and are carried at estimated fair value with unrealized gains and losses included as a component of accumulated other comprehensive income in shareholders’ equity. We had an unrealized gain on investment securities of $3,000, $19,000 and $127,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

We had no net realized gains or losses on investment securities for the years ended December 31, 2007, 2006 and 2005.

3. RELATED PARTY TRANSACTIONS

From inception until July 2004 we were a majority owned subsidiary of Microvision, Inc.. The percentage of common stock owned by Microvision, Inc. was 0.20%, 8.6%, and 27.6% for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2006, we entered into a five year lease with an unrelated party to expand our current facilities which began April 7, 2006. We no longer have any agreements with Microvision other than certain purchase agreements pursuant to which we purchase certain electronic components at fair market value.

We did not purchase any products or services from Microvision in 2007. The following table reflects payments made to Microvision and for electronic components and other services under the former Microvision Agreement during the years ended December 31, 2006 and 2005:

	2006	2005
Electronic Components	$209,000	$-
Rent	99,000	323,000
Allocated Services	27,000	89,000
Fees	-	-
Total	$335,000	$412,000

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2007	2006
Employee and benefit-related liabilities	$662,000	$508,000
Compensated absences	187,000	139,000
Professional fees	487,000	201,000
License and royalty fees	130,000	34,000
Other	14,000	11,000
	$1,480,000	$893,000

 5. INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective on January 1, 2007.

Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of January 1, 2007. At December 31, 2007, we had federal net operating loss (“NOL”) of approximately $23.7 million which will begin to expire in 2018 through 2027 and research and development (“R&D”) credit carryforwards of $1.6 million that begin to expire in 2019 through 2027 unless previously utilized. We have provided a 100% valuation allowance as of December 31, 2007, because realization of such tax benefits is uncertain. Due to our NOL carryforwards, any future adjustments to the unrecognized tax benefit will have no impact on our effective tax rate due to the valuation allowance which fully offsets all tax benefits. For the year ended December 31, 2007, there were no unrecognized tax benefits recorded. We do not expect the unrecognized tax benefit to change significantly during the next twelve months. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense. We had no accrued interest or penalties at the date of adoption as of the year ended December 31, 2007.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal and state tax returns for the years 2000 through 2007 are subject to examination.

Deferred taxes consist of the following at December 31:

	2007	2006
Deferred income tax assets
Net operating loss carryforwards	$23,715,000	$18,949,000
R&D credit carryforwards	1,599,000	1,350,000
Other	1,664,000	1,282,000

Gross deferred tax assets	26,978,000	21,581,000
Less: valuation allowance	(26,978,000)	(21,581,000)

Net deferred tax asset	$-	$-

6. SHAREHOLDERS’ EQUITY

At December 31, 2007, our authorized capital consisted of 120 million shares of Common Stock, of which 3,000,000 shares are reserved for our 2000 Stock Option Plan and 3,500,000 shares are reserved for our 2004 Equity Incentive Plan. We also have 30,000,000 shares of authorized undesignated preferred stock, none of which have been issued.

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

Dividends – No dividends on common stock have been declared from inception through December 31, 2007.

7. STOCK OPTIONS

Description of Share-based Payment Plans - In 2000, we adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provided for the granting of stock options to our employees, consultants and non-employee directors. We reserved 3,000,000 shares of Class A Common Stock for issuance pursuant to the 2000 Plan. Following the adoption of the 2004 Equity Incentive Plan in July 2004, option issuances under the 2000 Stock Option Plan ceased. Grants, net of shares exercised and forfeited, under our 2000 Stock Option Plan totaled 740,980 and 752,669 at December 31, 2007 and 2006, respectively.

In July 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”). Awards under the Plan can be a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units (including restricted stock units), performance awards, cash awards and other awards not described that are convertible into or otherwise based on the value of our stock. To date, stock option awards and restricted stock units have been granted under the Plan. Options under both the 2000 plan and the 2004 Plan may be exercisable for periods up to ten years. Options granted under either plan may be either Incentive Stock Options (“ISO’s”) or non-qualified stock options. The exercise price of an ISO cannot be less than 100% of the estimated fair value of the common stock at the date of grant. To date, options granted to employees generally vest over four years. Employee and non-employee grants, net of shares exercised and forfeited, under our 2004 Equity Incentive Plan totaled 2,408,176 and 1,628,701 at December 31, 2007 and 2006, respectively. Restricted stock units granted under our 2004 Equity Incentive Plan totaled 12,500 at December 31, 2007 and were fully vested at that date.

The 2004 Plan established an initial option pool of 2,000,000 shares plus an annual increase (i) 13.4% of the number of shares of Stock outstanding as of our immediately preceding fiscal year, or (ii) such lesser amount, if any, as the Board may determine. At December 31, 2007, there were 3,500,000 shares reserved for 2004 Plan grants. Our Board elected to limit the increase in the option share pools by 500,000 shares in 2008, bringing the shares in the pool to a total of 4,000,000.

Options under both the 2000 plan and the 2004 Plan may be granted for periods up to 10 years. Options granted under either plan may be either Incentive Stock Options (“ISOs”) or non-qualified stock options. The exercise price of an ISO cannot be less than 100% of the estimated fair value of the common stock at the date of grant. To date, options granted to employees generally vest over four years.

Share-Based Compensation Expense - The following table shows the share-based compensation expense related to employee, directors and third party grants for the periods presented:

	For the year ended December 31,
	2007	2006
Employees	$1,534,000	$1,254,000
Directors	734,000	479,000
Third Party	39,000	43,000
	$2,307,000	$1,776,000

The following table reflects only employees and directors share-based compensation expense:

	For the year ended December 31,
	2007	2006
Component of:
Research and development expense	$566,000	$445,000
Marketing, general and administrative expense	1,702,000	1,288,000
	$2,268,000	$1,733,000

Cash received from the exercise of options totaled $1,000, $1,285,000, and $437,000, for the years ended December 31, 2007, 2006 and 2005, respectively. Stock option modification expense of $103,000 was recorded in marketing, general and administrative expense during the year ended December 31, 2007, as a result of the departure of an executive employee. No tax benefit was recognized related to share-based compensation expense since we have never reported taxable income and have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. Additionally, no share-based compensation expenses were capitalized during the periods presented. As of December 31, 2007 there was approximately $1.7 million, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a weighted average period of 1.5 years.

Valuation assumptions - We determine the fair value of share-based payments using the Black-Scholes option pricing model which requires the use of several subjective variables including the risk free interest rate, the expected stock price volatility, the expected life of option grants which is impacted by actual and estimated forfeitures and option exercise behaviors and our expected dividend policies.

The weighted average risk-free rates are based on the U.S. Treasury yield curve in effect at the time of grant.  The weighted-average expected terms are calculated using the provisions of SAB 107, Share Based Payment. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies.  We determined the fair value of employee stock options, employing the following key assumptions during each respective period:

	December 31,
	2007	2006	2005
Risk Free Interest Rate	3.44%-5.07%	4.39%-5.13%	3.55%-4.50%
Expected Life (in years)	6.25	6.25	5.60
Dividend Yield	0.0%	0.0%	0.0%
Volatility	70.0%	65.0%	83.0%

Share-based Payment Award Activity - The following table summarizes the employee activity under our Option Plans for the year ended December 31, 2007.

	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2006	2,291,790	$5.21		7.80
Granted:
Exercise price greater than Fair Value	1,073,700	$4.32	$2.90
Forfeited	(294,614)	$4.57
Exercised	(500)	$2.00
Outstanding at December 31, 2007	3,070,376	$4.96		7.32

Vested and expected to Vest at December 31, 2007	3,016,695	$5.28		6.72

Exercisable at December 31, 2007	1,728,348	$5.51		6.28

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all employee options that were in-the-money at December 31, 2007.

The weighted average grant date fair value of options granted to employees was $2.90, $2.50 and $3.56 for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate intrinsic value of employee stock options exercised during the year ended December 31, 2007, 2006, and 2005 was $1,000, $1,426,000, and $384,000, respectively, determined as of the date of option exercise. The aggregate intrinsic value, at December 31, 2007 and 2006, respectively, for employee options outstanding were $171,000 and $3,680,000 and for employee options exercisable were $162,000, and $1,536,000. The aggregate fair value of employee stock options vested during the years ended December 31, 2007, 2006 and 2005 was $1,607,000, $1,493,000, and $1,312,000, respectively. As of December 31, 2007 there was approximately $1.7 million, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a weighted average period of 1.5 years.

Our estimated forfeiture rate for the year ended December 31, 2007 and 2006 is 4%.

Non-Employee Options – We account for non-employee options under the provisions of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair values of options issued to non-employees are re-measured at each balance sheet date through the period of the non-employee's performance, generally the vesting period. The weighted average risk-free rates are based on the U.S. Treasury yield curve in effect at the time of grant.  The expected terms used equals the contractual term of the option. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies.  We determined the grant date fair value of non-employee stock options, employing the following key assumptions during each respective period:

	December 31,
	2007	2006
Risk Free Interest Rate	4.04%-5.03%	4.64%-5.15%
Expected Life (in years)	10	10
Dividend Yield	0.0%	0.0%
Volatility	70.0%	65.0%

We had no grants to non-employees during 2005.

Share-based Payment Award Activity - The following table summarizes the non-employee activity under our Option Plans for the year ended December 31, 2007.

				Weighted-
			Weighted-	Average
		Weighted-	Average	Remaining
		Average	Grant Date	Contractual
	Shares	Exercise Price	Fair Value	Life (Years)
Outstanding at December 31, 2006	89,580	$7.50		3.60
Granted:
Exercise price greater than Fair Value	19,200	$4.42	$3.49
Forfeited	(30,000)	$6.29
Exercised	-	$-
Outstanding at December 31, 2007	78,780	$7.21		5.55

Exercisable at December 31, 2007	74,405	$7.37		5.33

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all non-employee options that were in-the-money at December 31, 2007.

The weighted average grant date fair value of options granted to non-employees was $3.49 and $2.54 for the years ended December 31, 2007 and 2006, respectively. The aggregate intrinsic value of non-employee stock options exercised during the year ended December 31, 2006, and 2005 was $528,000 and $126,000, respectively, determined as of the date of option exercise. We had no non-employee exercises during 2007. The aggregate intrinsic value, at December 31, 2006, for non-employee options outstanding was $45,000. No options outstanding as of December 31, 2007, were in the money. The aggregate intrinsic value of non-employee options exercisable was $35,000 for 2006. No options exercisable as of December 31, 2007, were in the money. The aggregate fair value of non-employee stock options vested during the years ended December 31, 2007, 2006 and 2005 was $49,000, $40,000, and $232,000, respectively. All options outstanding are expected to vest. As of December 31, 2007 there was approximately $11,000 of total unrecognized total compensation cost, all of which will be recognized by the end of the first quarter of 2008.

8. WARRANTS

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

In July 2004, we issued to the underwriters in our initial public offering warrants to purchase a total of 600,000 shares of our common stock at a purchase price of $8.34. The warrants are exercisable through July 28, 2009. These warrants were treated as a cost of raising capital.~Microvision holds a warrant to purchase a total of 170,546 shares of common stock at an exercise price of $8.80 per share. The warrant was originally issued in lieu of interest payments due on a convertible note. The warrant, all of which was outstanding at December 31, 2007, expires in March 2011.

In November 2006, in connection with our common stock financing, we issued warrants to purchase a total of 565,000 shares of common stock to purchasers and placement agents exercisable at price of $6.25 per share over five and seven years, respectively. The relative fair value of the warrants issued as partial compensation to the placement agents and exercisable over seven years, were estimated to be approximately $714,000 using the Black-Scholes option pricing model with the following assumptions; dividend yield of 0%; risk-free interest rate of 4.47% and an expected volatility of 59%. The relative fair value of the warrants to purchasers, which are exercisable over five years, were estimated to be approximately $1,898,000 using the Black-Scholes option pricing model employing the following assumptions; dividend yield of 0%; risk-free interest rate 4.47% and an expected volatility of 59%. We assessed the classification of the warrants in accordance with EITF-00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and determined the warrants qualify for equity classification.

9. COMMITMENTS AND CONTINGENCIES

Agreements with the University of Washington – In October 2000, we entered into a license agreement (the “License Agreement”) and a research agreement (the “Sponsored Research Agreement” or the “SRA”) with the University of Washington (the “UW”). The License Agreement grants us rights to certain intellectual property including technology being developed under the sponsored Research Agreement whereby we have a royalty-bearing license to make, sell or sublicense the licensed technology. Under the terms of the License Agreement, we are also required to pay certain costs related to filing and processing of patents and copyrights related to the agreements. Additionally, we are required to pay certain ongoing royalty payments at a minimum of $75,000 per annum until we elect to cancel the license. We have not made any royalty payments to date in excess of these minimums. These payments have been expensed as incurred.

Helix Biopharma/Sensium - We have a licensing agreement with Sensium Technologies, Inc., a subsidiary of Helix BioPharma, which gives us an exclusive worldwide royalty bearing license in our field of business to a number of patents and the related technology for use in our KxArray™ technology. Under the terms of the agreement, we paid $250,000 in license fees, half of which we paid upon signing in January 2005 and half in February 2006. We also paid a $125,000 in technology transfer fees during the first half of 2005. The Sensium licensing agreement contains minimum royalty provisions totaling $50,000 for the first royalty year, $100,000 for the second royalty year, $150,000 for the third royalty year and $200,000 thereafter until we elect to cancel the license. Our license exclusivity is based upon achieving certain minimum revenues by the fourth royalty year. The agreement also calls for a payment of $200,000 to Sensium upon the issuance of the latter of two patent applications, neither of which have been used.

Arizona Microsystems - We have a licensing agreement with Arizona Microsystems. Under the terms of the agreement we are required to pay a license fee of $10,000 per annum until we elect to cancel the license.

Lease Commitments - We subleased our corporate facilities from Microvision at a base rate of approximately $25,000 per month, plus common area charges through April 6, 2006. We signed a five year lease to expand our current facilities which began April 7, 2006. Tenant improvements were substantially complete at December 31, 2006, expanding our facilities to approximately 32,175 square feet of space located in the same building we currently occupy. The total of the minimum rental payments over the life of the initial lease term is approximately $2.5 million. We have an option to extend our new lease for one additional five year period. We had no other significant operating or capital leases at December 31, 2007. The following table shows our lease commitment:

	2008	2009	2010	2011	2012	There-after
Contractual Obligations:
Building Lease	$514,000	$530,000	$547,000	$138,000	$-	$-
Operating leases	18,000	7,000	-	-	-	-
Total †	$532,000	$537,000	$547,000	$138,000	$-	$-

† Royalty and license obligations as described above are excluded from the contractual commitments table as they are cancelable at our discretion.

Total rent expense was $558,000, $495,000 and $369,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Claims and Litigation – We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes the adverse outcome of which would have a material adverse effect on our financial position, results of operations or cash flows.

10. RETIREMENT SAVINGS PLAN

In 2004, we established a retirement savings plan (the “Plan”), which qualifies under the Internal Revenue Code Section 401(k) and covers all qualified employees. The Plan allows us to match 50% of an employee’s contribution to the Plan up to a maximum 6% of the employee’s base salary. During 2007, 2006, and 2005, we contributed $92,000, $69,000, and $57,000, respectively, to the Plan under the matching program.

11. SEGMENT INFORMATION

Prior to March 2006, we operated our business as a single segment. We changed our organizational structure during March 2006, creating two distinct business segments to exploit opportunities we are pursuing, Electro-optics and Bioscience. Periods prior to March 2006 have been revised to reflect our best estimates of segment activity as if they had been in existence during the comparative periods.

Effective July 1, 2007, we contributed substantially all of the assets of our Bioscience segment to a newly formed wholly-owned subsidiary company. Plexera Bioscience LLC (“Plexera”) was formed to further clarify the purpose, business and funding requirements and market opportunities for both Lumera and Plexera. The establishment of Plexera had no current impact on the consolidated operating results of Lumera.

We continue to manage our business through two distinct segments: Electro-Optics and Bioscience (“Plexera”). Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information in the financial statements is presented on a basis consistent with our internal management reporting. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.

Identifiable assets by segment are not used in the Chief Operating Decision Makers’ analysis and have been excluded. Depreciation is allocated to each segment based on management’s estimate of property and equipment. The revenues and operating loss by reportable segment are as follows:

	For the years ended December 31,
	2007	2006	2005
Revenue
Electro-optics Segment	$2,774,000	$3,237,000	$1,500,000
Bioscience Segment	-	119,000	9,000
Total	$2,774,000	$3,356,000	$1,509,000

Operating Loss
Electro-optics Segment	$(3,597,000)	$(3,097,000)	$(4,254,000)
Bioscience Segment	(5,710,000)	(4,383,000)	(2,590,000)
Corporate Expense	$(7,743,000)	(5,479,000)	(4,264,000)
Total	(17,050,000)	$(12,959,000)	$(11,108,000)

Depreciation
Electro-optics Segment	$360,000	$489,000	$969,000
Bioscience Segment	95,000	114,000	135,000
Corporate Expense	443,000	272,000	193,000
Total	$898,000	$875,000	$1,297,000

12. SUBSEQUENT EVENTS

On February 20, 2008, we entered into an agreement with Asyrmatos, Inc, a privately held Boston-based company, pursuant to which we transferred our intellectual property, other assets related to millimeter wave communication technologies and $500,000 in cash. In consideration for the transfer, we acquired shares of Class L Preferred Stock (the “Class L Preferred”) which represent 25% of the current outstanding preferred and common shares of Asyrmatos and we received an option to acquire all of the outstanding stock of Asyrmatos, Inc. in 2012. The Class L Preferred, which possess certain voting rights and liquidation preferences, are convertible into Series A Preferred Stock (the “Series A Preferred”) upon the completion of a financing round representing a minimum of $5.5 million in equity capital in the aggregate. The Class L Preferred shall be convertible into the number of shares of Series A Preferred Stock that represents 25% of the total number of shares of the then total outstanding capital stock of the Company (including outstanding options and warrants) on a fully diluted basis.

On February 21, 2008, we entered into a three-year $25 million Committed Equity Financing Facility (the “CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”). Under the CEFF, subject to certain conditions and limitations, we may require Kingsbridge to purchase up to 10 million shares or $25 million of our common stock, whichever is less, at a predetermined discount allowing us to raise capital in amounts and intervals that we deem suitable. We are not obligated to sell any of the $25 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities. We are required to file a registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant within 60 days of entering into the CEFF, and to use commercially reasonable efforts to have such registration statement declared effective by the Securities and Exchange Commission within 180 days of our entry into the CEFF. In connection with the CEFF we issued Kingsbridge a warrant (the “Warrant”) to purchase 180,000 shares of our common stock at an exercise price of $3.00 per share. The Warrant is exercisable beginning six months after the date of grant and for a period of five years after it becomes exercisable.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents certain unaudited quarterly financial information for the years ended December 31, 2007 and 2006. In our opinion, this information has been prepared on the same basis as the financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
(in thousands, except per share data)

Total Revenue
2007	$860	$934	$624	$356	$2,774
2006	$503	$665	$1,030	$1,158	$3,356
Gross Profit
2007	$417	$450	$280	$121	$1,268
2006	$245	$219	$464	$517	$1,445
Net Loss
2007	$(2,696)	$(3,343)	$(4,831)	$(5,086)	$(15,956)
2006	$(3,120)	$(3,174)	$(2,698)	$(3,126)	$(12,118)

Basic and diluted net loss per share
2007	$(0.13)	$(0.17)	$(0.24)	$(0.25)	$(0.80)
2006	$(0.19)	$(0.19)	$(0.16)	$(0.17)	$(0.70)

Quarterly and annual earnings per share are calculated independently, based on the weighted average number of shares outstanding during the periods.

LUMERA CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charges to	Charges		Balance at
	Beginning of	Costs	to		End of
	Fiscal	and	Other		Fiscal
	Year	Expenses	Accounts	Deductions	Period
Year ended December 31, 2005
Tax valuation allowance	$13,735,000	$3,729,000	$-	$-	$17,464,000
Year ended December 31, 2006
Tax valuation allowance	$17,464,000	$4,117,000	$-	$-	$21,581,000
Year ended December 31, 2007
Tax valuation allowance	$21,581,000	$5,397,000	$-	$-	$26,978,000

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2007, the end of the period covered by this report. Based upon that evaluation, the Interim Chief Executive Officer and the Chief Financial Officer concluded that disclosure controls and procedures are effective.

Changes in Internal Control Over

Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007, which could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Lumera’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control system was designed to provide reasonable assurance to Lumera’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Lumera’s management concluded that its internal control over financial reporting was effective as of December 31, 2007. The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Audit Committee Report" in the Lumera Corporation definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the next Annual Meeting of Shareholders to be held on June 6, 2008 (the "Proxy Statement") is incorporated herein by reference. See Item 4A in Part 1 of this report for information regarding executive officers of the Company.

We have adopted a Code of Conduct applicable to all our employees.  Our Code Conduct is available on our website at www.Lumera.com or upon written request, without charge to you, made to us at Lumera Corporation, 19910 North Creek Parkway, Suite 100, Bothell, Washington, 98011.  Any waiver or amendment to our Code of Conduct that applies to our Interim Chief Executive Officer or Chief Financial Officer and other officers providing financial information, will be disclosed on our website at www.lumera.com or in a report on Form 8-K filed with the SEC.

In addition, the Company has adopted corporate governance guidelines and charters for its Audit Committee, Compensation Committee and Governance Committee. All of these materials are available on the Company’s website at www.Lumera.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Lumera Corporation, 19910 North Creek Parkway, Suite 100, Bothell, WA 98011. Certain of these materials may also be found in the proxy statement relating to the Company’s 2007 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	3,161,656	$5.02	953,438
Outstanding Warrants	1,450,546	$7.49	-
Total	4,612,202	$5.78	953,438

(1)	The weighted-average exercise price does not take into account the 12,500 shares issuable upon vesting of outstanding restricted stock unit awards, which have no exercise price.

The other information required by this item is incorporated by reference in the Proxy Statement under the heading "Information about Lumera Common Stock Ownership."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Independent Registered Public Accounting Firm".

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)
Documents filed as part of the report

(1)
Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2007, 2006 and 2005

(2)
Consolidated Financial Statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(3)
Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMERA CORPORATION

Date: March 14, 2008	By	/s/ JOSEPH J. VALLNER
Joseph J. Vallner Interim Chief Executive Officer

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph J. Vallner and Peter J. Biere, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph J. Vallner
Joseph J. Vallner	President, Interim Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008
/s/ Peter J. Biere
Peter J. Biere	Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008
/s/ C. James Judson
C. James Judson	Chairman of the Board of Directors	March 14, 2008

/s/ Fraser Black
Fraser Black	Director	March 14, 2008

/s/ Donald Guthrie
Donald Guthrie	Director	March 14, 2008

/s/ Robert Ratliffe
Robert Ratliffe	Director	March 14, 2008

/s/ Kimberly D.C. Trapp
Kimberly D.C. Trapp	Director	March 14, 2008

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

4.4
Warrant for the purchase of shares of common stock, dated February 21, 2008, issued by the Company to Kingsbridge Capital Limited. Filed previously with the Registrant’s Current Report on Form 8-K filed on February 25, 2008.

4.5
 Registration Rights Agreement, dated February 21, 2008, by and between the Company and Kingsbridge Capital Limited. Filed previously with the Registrant’s Current Report on Form 8-K filed on February 25, 2008.

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

10.19
Polymer-Based Linearized Electro-Optic Modulator Agreement, dated August 4, 2003. Filed previously with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 24, 2004, SEC File No. 333-115650.

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

10.28
Severance and Consulting Agreement by and between Thomas D. Mino and the Registrant, dated as of August 20, 2007. Filed previously with the Registrant’s Annual Report on Form 10-K for the quarter ended September 30, 2007.

Employment Agreement by and between Joseph J. Vallner and the Registrant, dated as of August 15, 2007. Filed previously with the Registrant’s Annual Report on Form 10-K for the quarter ended September 30, 2007.

10.29
Contribution Agreement by and between Plexera Bioscience LLC and the Registrant, effective as of July 1, 2007. Filed previously with the Registrant’s Annual Reprot on Form 10-K for the quarter ended September 30, 2007.

10.30
Intercompany Services Agreement by and between Plexera Bioscience LLC and the Registrant, effective as of July 1, 2007. Filed previously with the Registrant’s Annual Report on Form 10-K for the quarter ended September 30, 2007.

10.31
Contribution Promissory Note issued July 1, 2007 to the Registrant by Plexera Bioscience LLC. Filed previously with the Registrant’s Annual Report on Form 10-K for the quarter ended September 30, 2007.

10.32	Services Promissory Note issued July 1, 2007 to the Registrant by Plexera Bioscience LLC. Filed previously with the Registrant’s Annual Report on Form 10-K for the quarter ended September 30, 2007.

10.33
Common Stock Purchase Agreement, dated as of February 21, 2008, by and between the Registrant and Kingsbridge Capital Limited. Filed previously with the Registrant’s Current Report on Form 8-K filed on February 25, 2008.

10.34*	Contribution Agreement by and among the Registrant and Asyrmatos, Inc., dated as of February 20, 2008.

10.35*	Investors’ Rights Agreement by and between the Registrant and Asyrmatos, Inc., dated as of February 20, 2008.

10.36*	Right of First Refusal and Co-Sale Agreement by and among the Registrant and Asyrmatos, Inc., dated as of February 20, 2008.

10.37*	Voting Agreement by and among the Registrant and Asyrmatos, Inc., dated as of February 20, 2008.

10.38*	Loan and Security Agreement between the Registrant and Asyrmatos, Inc., dated as of February 20, 2008.

14	Code of Conduct. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

23*	Consent of PricewaterhouseCoopers LLP.

24.1*	Powers of Attorney (included on the signature pages hereto)

31.1*	Interim Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Sr. Vice President, Chief Financial Officer and Treasurer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Interim Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*
Sr. Vice President, Chief Financial Officer and Treasurer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

†
Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “[REDACTED]” as used throughout the indicated Exhibit mean that material has been omitted and separately filed with the Commission.

*	Filed herewith.