Form 10-K/A
period 2007-12-31
LUMERA CORP
filed 2008-03-27
CIK 1137399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

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

The number of shares of the registrant's Common Stock outstanding as of March 1, 2008 was 20,088,352

Lumera Corporation
Form 10-K/A
INDEX

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	4
ITEM 11.	EXECUTIVE COMPENSATION	7
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
	RELATED STOCKHOLDER MATTERS	17
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	19
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	19

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Lumera Corporation ("Lumera", the "Company", or "we", "us" or "our") for the fiscal year ended December 31, 2007, as originally filed on March 17, 2008, is being filed for the purpose of providing the information required by Part III of Form 10-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
Set forth below are the name, age and position of each of our directors:

Name	Age	Position
C. James Judson (2) *	63	Chairman of the Board and Director
Fraser Black (2) (3) *	47	Director
Donald Guthrie (1) (2) (4) *	52	Director
Kimberly D.C. Trapp (3) *	49	Director
Robert A. Ratliffe (1) *	47	Director
Joseph J. Vallner (1)	61	Interim Chief Executive Officer and Director of Lumera, Chief Executive Officer of Plexera

*	Independent Directors
(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee. Each of the three members of the Company's Audit Committee is an independent director.
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Audit Committee Financial Expert

 The principal occupation and recent employment history of each of our directors are described below:

C. James Judson has served as a director since August 2004 and as Chairman of the Board since March 2007. From 1975 to 1994, Mr. Judson was general counsel for Port Blakely Tree Farms. From 1982 to 1994, Mr. Judson was general counsel for Merrill & Ring. From 1988 to 1994, Mr. Judson was general counsel for the Seattle Seahawks. In 1995, Mr. Judson was a co-founder of Eagle River Investments, LLC, a Kirkland - based venture capital fund that focused on communications. Since 1975, Mr. Judson has been a business law partner at Davis Wright Tremaine in Seattle. Mr. Judson has a B.A. from Stanford University in Economics and an L.L.B. from Stanford Law School. Mr. Judson currently serves as a director of Garrett and Ring, Port Blakely Tree Farms, The Joshua Green Corporation, Sonata Capital, and Airbiquity.

Fraser Black has served as a director since August 2004. Since 1998, Mr. Black has served as a Managing Partner at Pioneer Square Properties, a real estate property management and development company. From 1995 to 1998, Mr. Black served as Chief Financial Officer of ONYX Software, a CRM enterprise software developer. Mr. Black has an A.B. in Geology from Harvard College and an M.B.A. from Stanford Graduate School of Business.

Donald Guthrie has served as a director since August 2004. Since February 2006, Mr. Guthrie has served as a Managing Director of Trilogy Equity Partners, a private investment firm. From 1995 to 2005, Mr. Guthrie served as Vice Chairman of the Western Wireless Corporation, a wireless communications company, where he also served as Chief Financial Officer from February 1997 to May 1999. From 1995 to 2002, Mr. Guthrie served as Vice Chairman of VoiceStream Wireless, a wireless communications company, now T-Mobile USA subsequent to its acquisition by Deutsche Telekom AG. From 1986 to 1995, Mr. Guthrie served as Senior Vice President and Treasurer of McCaw Cellular and, from 1990 to 1995, as Senior Vice President -- Finance for LIN Broadcasting. Mr. Guthrie has a B.A. in Economics and Statistics from the University of California, Berkeley and M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Guthrie serves as a director of Junxion, Inc. and Telecom Transport Management, Inc.

Robert A. Ratliffe has served as a director since February 2000 and as Chairman of the Board from May 2004 to March 2007. Since April 2004, Mr. Ratliffe has served as Senior Vice President/Capital Markets of Kennedy Associates Real Estate Counsel, Inc., a real estate investment company, and as its Vice President from July 2003 to April 2004. From 1994 to June 2003, he served as Vice President and Principal of Eagle River, Inc., an investment company specializing in the telecommunications and technology sectors. Mr. Ratliffe has a B.A. degree in Political Science from the University of Washington.

Kimberly D.C. Trapp has served as a director since October 2006. Since August 2003, she has been Industry Liaison Officer for the Center of Optical Technologies at Lehigh University, which advances the research and application of optical and optoelectronic technologies. The Center has more than 30 industry liaison members and joint partners, has obtained more than $75 million in funding since 2001, and has recently opened The Smith Family Laboratory for Optical Technologies. Before joining Lehigh University, she served as the Director of Marketing Operations of Agere Systems and was responsible for business operations, customer marketing, technical product support, product engineering, and program management of Agere's optoelectronic business and product portfolio. She earlier served in the development organizations of AT&T Bell Laboratories and Lucent Technologies where she lead the team responsible for development of the 10-Gb/s lithium niobate modulator product portfolio. She received her BS degree in chemistry from Purdue University, her MS degree in inorganic chemistry from Fairleigh Dickinson University, and has completed an MBA program. Kimberly is also a member of the board of directors of GigOptix, LLC.

Joseph J. Vallner, has served as Chief Executive Officer of Plexera since July 2007 and as Interim Chief Executive Officer of Lumera since August of 2007. Mr. Vallner has served as a director since June 2006. Since November 2006, Mr. Vallner has been President and Chief Executive Officer of Capnia, a private company developing novel therapeutic products using its proprietary medical gas delivery system. From 1999 until 2006, he was President and Chief Operating Officer of Cell Genesys, where he was responsible for the research, development, manufacturing, clinical, regulatory and operations departments. Prior to Cell Genesys, he was with SEQUUS Pharmaceuticals for seven years where he was instrumental in the launch of two products including Doxil®, a liposome-based cancer therapeutic. He also helped transition the company through its merger with ALZA Corporation. Prior to SEQUUS, he held various positions with Syntex Corporation and G.D. Searle and Company. Prior to his corporate experience, Dr. Vallner was an associate professor of pharmaceutics at the University of Georgia. He serves as a board member of the California Healthcare Institute. Dr. Vallner received his Ph.D. in pharmaceutics, an M.S. in physical chemistry and a B.S. in pharmacy from the University of Wisconsin, Madison.

Executive Officers
Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. In addition to Mr. Vallner, who also serves as a director, the following persons serve as our executive officers:

Peter J. Biere, age 51, has served as Senior Vice President of Finance, Chief Financial Officer and Treasurer of Lumera Corporation since August 2007 and as Vice President of Finance, Chief Financial Officer and Treasurer from August 2004 to August 2007. From September 2003 to August 2004, Mr. Biere acted as Interim CEO and CFO of Entrées, Inc. From February 2002 to August 2003, Mr. Biere provided financial consulting services. From July 1999 to January 2002, Mr. Biere served as Chief Financial Officer of Locate Networks, a location-based wireless service provider. From May 1993 to July 1999, Mr. Biere served as Senior Vice President and Chief Financial Officer of Zones, Inc., where he helped lead that company’s initial public offering. Mr. Biere has a B.A. in Accounting and an M.A. in Accounting from the University of Iowa.

Daniel C. Lykken, age 54, has served as Vice President of Sales and Marketing since April 2004. From February 2003 to February 2004, Mr. Lykken served as Vice President Worldwide Sales of TeleSym Inc., a Voice-over-Internet Protocol software company. From February 2002 to February 2003, Mr. Lykken served as a Strategic Account Team Manager of WatchMark Corporation, a service assurance and operational support system software provider. From October 2000 to August 2001, Mr. Lykken served as Director of Sales of Talk2 Technologies, Inc., an enhanced services provider to telecommunication carriers. From November 1999 to October 2000, Mr. Lykken served as Partner and Director of Sales of Meridian Venture Catalyst, LLC, a venture catalyst firm. From June 1999 to November 1999, Mr. Lykken served as Senior Sales Executive of Hitachi Data Systems, a data storage company. In addition, Mr. Lykken served in numerous sales management and sales positions during his more than eight years at Sequent Computer Systems and during his five years at NCR Corporation. Mr. Lykken has a B.S. degree in Economics from Concordia College.

Timothy Londergan, Ph.D., age 35, has served as President and Chief Operating Officer of Plexera Biosciences LLC, a wholly-owned subsidiary of Lumera since July 2007. Dr. Londergan joined Lumera in January 2000 performing a number of roles of increasing responsibility. Prior to Lumera, Dr. Londergan was a Research Associate at the University of Washington and has held positions in Research & Development at Xerox Corporation. Dr. Londergan has a B.S. in Chemistry from St. Bonaventure University and a Ph.D. in Chemistry from the University of Southern California.

Raluca Dinu, PhD., age 34, has served as Vice President - Electro-Optics since August 2007. Dr. Dinu joined Lumera in April 2000 performing a number of roles of increasing responsibility, as Sr. Process Engineer until September 2004, Manager of the Processing Group until March 2006, Director of the EO Business Unit until August 2007 and Vice President of the Electro-Optic Business Unit since. Dr. Dinu obtained her BSc in Physics/Optics, and PhD in Physics, at the University of Bucharest in 2000 in ferroelectric thin films for random access memories.

Corporate Governance
We have adopted a Code of Conduct applicable to all our employees.  Our Code of Conduct is available on our website at www.Lumera.com or upon written request, without charge to you, made to us at Lumera Corporation, 19910 North Creek Parkway, Suite 100, Bothell, Washington, 98011.  Any waiver or amendment to our Code of Conduct that applies to our Interim Chief Executive Officer or Chief Financial Officer and other officers providing financial information, will be disclosed on our website at www.lumera.com or in a report on Form 8-K filed with the SEC.

In addition, the Company has adopted corporate governance guidelines and charters for its Audit Committee, Compensation Committee and Governance Committee. All of these materials are available on the Company’s website at www.Lumera.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Lumera Corporation, 19910 North Creek Parkway, Suite 100, Bothell, WA 98011. Certain of these materials may also be found in the proxy statement relating to the Company’s 2008 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires that our Directors, executive officers, and greater than 10% shareholders file reports with the SEC relating to their initial beneficial ownership of our securities and any subsequent changes. They must also provide us with copies of the reports.

Based on copies of reports furnished to us, we believe that all of these reporting persons complied with their filing requirements during 2007, except that: Messrs. Mino, Biere, Lykken, each an officer of the Company during 2007, each belatedly filed one Statement of Changes in Beneficial Ownership of Securities on Form 4, reporting one transaction each.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Executive Compensation Program
The Compensation Committee of our board of directors (the “Compensation Committee” or the “Committee”) has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The Compensation Committee seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. The individuals who served as our Chief Executive Officer, Interim Chief Executive Officer, Chief Financial Officer, Vice President of Sales and Marketing, Vice President of Electro-Optics and President and Chief Operating Officer of our subsidiary, Plexera, during 2007, as well as the other officers included in the table of directors and executive officers on page 12, are referred to as the “named executive officers.” Generally, the types of compensation and benefits provided to named executive officers will be similar to those provided to any other officers.

General Philosophy
The Compensation Committee believes that an effective executive compensation program should be designed to attract, retain and motivate talented executives responsible for our success. Our general compensation philosophy is that total cash compensation should vary with the Company’s performance in achieving financial and non-financial objectives, and that any long-term incentive compensation should be closely aligned with our shareholders’ interests.

The Committee uses annual and other periodic cash bonuses to reward an officer’s achievement of specific goals and stock options as a retention tool and as a means to align the executive’s long-term interests with those of our stockholders, with the ultimate objective of improving stockholder value. The Committee evaluates compensation with a view to maintaining the Company’s ability to attract and retain excellent employees in key positions and assuring that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of comparable companies. To that end, the Committee believes executive compensation packages provided by us to our named executive officers should include both cash and share-based compensation.

Because of the our small size, small number of executive officers, and financial priorities, the Committee has decided not to implement or offer any pension benefits, deferred compensation plans, or other similar plans for our executive officers. Accordingly, the components of the executive compensation consist of salary, year-end cash bonuses awarded based on the Compensation Committee’s subjective assessment of each individual executive’s job performance during the past year, stock option grants to provide executives with longer-term incentives, and may include occasional special compensation awards (either cash or stock options) to reward extraordinary efforts or results.

As a technology-based company engaged in developing potential products that, to date, have not generated significant revenues, the Compensation Committee also takes our financial and working capital condition into account in its compensation decisions.

Within this overall philosophy, the objectives of our compensation programs are to:

•	Encourage the creation of shareholder value through the achievement of strategic corporate objectives;

•	Align the financial interests of our executive officers with those of our shareholders by providing significant equity-based, long-term incentives;

•	Provide annual variable incentive awards that take into account our performance relative to corporate objectives and the individual executive officer’s contributions; and

•	Offer a total compensation program that takes into consideration the compensation practices of a peer group of companies similar to those we compete with for executive talent.

At the senior level, base salaries together with annual target cash incentives are intended to be at or above the appropriate median of the market of our peer group of publicly-traded companies. Long-term incentives are intended to reward sustained performance over multiple years (usually three or four), are aligned closely with our shareholders’ interests, and are at or above median levels typical in publicly traded companies in our peer group. At lower levels, financial and non-financial performance at the business unit level and individual contributions are the focus.

Role of Executive Officers in Compensation Decisions
The Compensation Committee and the Chief Executive Officer intend to annually review the performance of each named executive officer (other than the Chief Executive Officer, whose performance is reviewed only by the Compensation Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, will be presented to our board of directors, who can exercise their discretion in modifying any recommended adjustments or awards to executives.

Setting Executive Compensation
Based on the foregoing objectives, the Compensation Committee has structured our annual cash and incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company, to reward the executives for achieving such goals, and to retain the executives.

The Compensation Committee has developed compensation policies that are designed to attract and retain qualified key executive officers who are critical to our success. Accordingly, the Compensation Committee makes its decisions based upon the attainment of corporate-wide, team and individual performance. These performances are evaluated in terms of the achievement of strategic and business plans, including long-term goals tied to the expansion of our core technology and innovative product development.

In establishing the compensation package of our executive officers, the Compensation Committee has adopted a “total pay” philosophy which includes three major components: (1) base salary set at levels that are commensurate with those of comparable positions at related technology companies; (2) annual bonuses tied to the achievement of strategic corporate and team objectives and individual performance; and (3) long-term, equity-based incentive awards intended to align the interests of our executive officers with those of our shareholders.

The Compensation Committee has adopted a process for periodically evaluating executive compensation that includes:

•
The assistance of an independent consulting firm that periodically furnishes the Compensation Committee with executive compensation data drawn from several nationally recognized surveys of companies within the technology sector;

•
The identification of a peer group of companies with which we compete for executive talent and which have a total capitalization and head count similar to ours and are at approximately the same stage of commercialization, which we will refer to as the “peer companies”;

•
The comparison of total compensation of our Chief Executive Officer and the other executive officers with their counterparts at the peer companies, including the practices of the peer companies concerning long-term equity compensation; and

•	The comparison of officer positions with data from published surveys of comparable positions to determine base salary, target incentives, and total cash compensation.

To periodically assist us with allocating compensation and ensuring that the total compensation package was competitive, we engaged Milliman, Inc. a nationally recognized consulting firm to conduct an analysis of the compensation of senior management. Milliman’s analysis, which was performed initially in early 2007 and subsequently updated by the Committee for use in this report, included the analysis of proxy statements of a peer group and the use of reputable published surveys of executive compensation among companies similar in size (total revenues, number of employees) and similar in operational complexity to Lumera. While benchmarking our compensation against comparable companies at this point in our lifecycle may not always be appropriate due to our early stage, the Compensation Committee believes it validates prior compensation management practices and provides a guideline for future program development. Twelve publicly traded companies (in 2006) with similarities to us make up our peer group. This group was approved by the Compensation Committee for compensation comparisons with the recognition that in many respects we are unique and there are very few public companies engaged in the same business mix as we are. These peer companies were: Advanced Photonix, Cyberkenetics Neurotechnology Systems, eMargin Corporation, Endwave Corporation, Gigabeam Corporation, Lightpath Technologies , Microvision, SpaciaLight, Inc., Third Wave Technologies, Universal Display Corporation and Valpey-Fisher Corporation. This peer company analysis used publicly available information for the most highly compensated executive officers of each company. Since the data collected relates to 2006 amounts, we have assumed a 4% increase in peer group averages for our 2007 compensation comparison.

Although circumstances often come into play with individual executives that cause the components of total compensation to mix in widely variable proportions, our goal is to manage each respective senior executive’s total compensation in a range between the 50th and 75th percentile of our peer group’s total compensation to allow us to attract and retain above average performers. We consider company and individual performance targets when reviewing the components of total compensation and adjust base pay and cash and equity incentive awards accordingly. We believe that at top performance levels, base pay should represent 50 percent of total compensation, with cash and stock incentives combining evenly to make up total compensation comparable to our peer group’s 75th percentile. This reflects our belief that our compensation structure should include sufficient incentive compensation to award and encourage top performance. At more moderate performance levels, we believe that base pay should make up a higher percentage of total compensation, with cash and equity incentives varying based on specific performance measurements combining to a compensation total comparable to our peer group’s 50th percentile.

2007 Executive Compensation Components
For 2007, the principal components of compensation for the executive officers are:
•	base salary,

•	performance-based cash compensation, and

•	long-term equity incentive compensation.

Our compensation philosophies with respect to each of these components, including the basis for the compensation awarded to our named executive officers, are discussed below. In addition, although each element of compensation described below is considered separately by the Committee, the Committee’s determination of each individual component takes into account the aggregate compensation package for each named executive officer.

Base Salary
We provide executives with a level of “assured” compensation in the form of base salary that we believe to be competitive with the average base salaries of executives of companies we consider comparable to us. Individual salary levels are targeted within a range of 80% to 120% of the median market salary, varying based on experience, knowledge, and individual contribution. The following market ranges were objectively determined using the combined market data provided by Milliman and are consistent with their recommendations for providing middle of the market base salary:

	Low	Median	High
CEO and Director	$233,000	$291,000	$349,000
SVP and CFO	181,000	226,000	271,000
VP Sales and Marketing	200,000	250,000	300,000

The Compensation Committee determines base salaries for the executive officers early each year. Until his departure in August 2007, Mr. Mino’s base salary was $360,000. While Mr. Mino’s salary was above the peer group range, the Compensation Committee considered experience, performance and legacy salary history in determining Mr. Mino’s base salary. In August 2007, Mr. Vallner, then Chairman and CEO of Plexera, Lumera’s wholly-owned subsidiary, assumed the duties of Interim CEO of Lumera. Mr. Vallner’s base pay for providing services to Lumera and Plexera is $300,000. In August 2007, the other named executive officers were awarded base salary increases in recognition for their role in leadership transition ranging from 10% and 15%. In February 2008, Mr. Vallner proposed, and the Compensation Committee approved, annual base salary increases ranging from 7% to 22% for the other named executive officers in recognition of promotion and individual 2007 performance.

Section 162(m) of the Internal Revenue Code, which was enacted into law in 1993, disallows a federal income tax deduction for compensation paid to certain officers, to the extent that compensation exceeds one (1) million dollars per officer in any one year. This limitation will apply to all compensation that is not considered to be performance based. Compensation that does qualify as performance-based compensation will not have to be taken into account for purposes of this limitation. Our 2000 Stock Option Plan and 2004 Equity Plan have been structured so any compensation deemed paid in connection with the exercise of stock options granted under that plan with an exercise price equal to the market price of the option shares on the grant date will qualify as performance-based compensation. The cash compensation paid to our executive officers during fiscal 2007 did not exceed the one (1) million dollar limit per officer.

Base Salary is the only element of compensation that is used in determining the amount of contributions permitted under the Company’s qualified 401(K) retirement plan.

Performance-Based Cash Compensation
The Incentive Plan (“IP”) is a cash-based pay-for-performance incentive program, and its purpose is to motivate and reward eligible employees for their contributions to our performance by making a meaningful portion of their cash compensation variable and dependent on our success. Our executive team IP participants have a high proportion of their potential total cash compensation delivered through this pay-for-performance incentive to enable total direct compensation to meet or exceed median market levels. Other management and non-management employees have goals that emphasize group and individual performance where group performance includes financial results and operational results. In these cases the predominant metrics are group/division financial and operational performance and individual contribution to the relevant group/division.

The incentive formula for the named executive officers has three variables which are considered when determining the IP award: (1) the executive officer’s annual incentive target, (2) our annual revenue and cash flow goals, and (3) individual performance. The IP target for each executive officer ranges from 0% to 50% of base pay. If we achieve our financial targets, executives will have the opportunity to earn 100% to 125% of their incentive target depending on their individual performance evaluation. If our financial performance exceeds our targets the Committee may award up to 200% of the IP target at its discretion. In 2007, as our financial performance is below targeted levels, the Committee felt that several of our executives were strong individual contributors, the Committee decided to award less in performance-based cash compensation in favor of higher equity incentives to key executives.

Long-Term Equity Incentive Compensation
Historically, the Company’s exclusive form of long-term compensation has been stock options. Option grants provide a direct link to shareholder value in that they only have value when stock price exceeds the option price. Given our early stage of development as a company, options are an effective long-term incentive. They also provide retention tied to the vesting schedule. Our continued focus on growth and innovation has led to continued use of stock options as the primary equity compensation instrument.

Lumera’s stock option program is broad-based and covered under the 2000 Stock Option Plan (the “2000 Plan”) and the 2004 Equity Incentive Plan (the “2004 Plan”). The 2000 Plan provided for the granting of stock options to employees, consultants and non-employee directors of the Company. Following the adoption of the 2004 Plan in July 2004, no more options were issued under the 2000 Plan. The 2004 Plan expires in 2014 and is currently used for making annual grants to all employees, initially upon employment and as part of Lumera’s annual grant program. Grant ranges are established for each pay grade based upon available compensation data. Individual grants are based on internal factors, such as the size of prior grants, relative job scope and contributions made during the past year, as well as a review of publicly available data on senior management compensation at peer companies. Directors are granted options annually under the 2004 Plan as a part of overall director compensation.

Employee grants generally vest in 25% annual increments over a four year period from the date of grant. Stock options under the 2004 Plan are granted at a price equal to the closing market price on the date of grant.

We measure the value of our long-term incentive awards for compensation management purposes using the fair-value method required by FAS 123 (R) for financial reporting purposes as shown in the Summary Compensation Table on page 12.

Current Allocation among Compensation Elements
The Compensation Committee believes that compensation of executives at Lumera should be predominantly performance based and is moving towards an allocation of total direct compensation that emphasizes the two variable elements (annual and long-term incentives). The 2007 compensation allocation set forth in the table below is in keeping with this strategy. Variation in the allocation of total pay compared to that of our peer group is primarily related to 2007 results falling short of our performance targets.

2007 Total Pay - Allocation of Componenets

	Lumera			Peer Group (75th %)
	Base Salary	Cash Incentive	Equity Incentive	Base Salary	Base Salary	Base Salary

CEO and Director	57%	0%	43%	53%	18%	29%
SVP & CFO	47%	5%	48%	59%	14%	27%
VP Sales and Marketing	54%	5%	40%	67%	16%	17%

Severance Benefits
We do not have a formal severance benefit program but we do believe that employees should receive reasonable severance benefits upon termination. Our executives are generally entitled to severance of one-half year of base salary in accordance with employment letters. We also continue health and other insurance benefits for the time corresponding to the termination benefits. We do not accelerate the vesting of equity compensation. In August 2007, we entered into a Severance and Consulting Agreement (the "Severance Agreement") with Mr. Thomas D. Mino, our former Chief Executive, in connection with his resignation from the Company. Pursuant to the Severance Agreement, the Company agreed to pay Mr. Mino an amount equal to his then current base salary, $200,000 of which was paid on the date of the Severance Agreement and the remainder of which was to be paid in installments over the following twelve months. We agreed to continue to contribute to the premium cost of coverage of Mr. Mino and his dependents under the Company's medical and dental plans during the twelve months following his resignation at the same rate as the Company contributes to the cost of coverage for active employees. Additionally, Mr. Mino agreed to serve as a consultant to the Company for up to 20 hours per month for an initial period of ten months commencing August 16, 2007. For providing these services, the Company agreed to pay Mr. Mino $10,000 per month during the initial ten month period with no compensation due for any consulting services thereafter. Mr. Mino's stock options that were vested at the time of the termination of his employment were to remain exercisable through the date that is 90 days after the termination of Mr. Mino’s consulting relationship with the Company.

The definition of “cause” varies among the different employment agreements or letters with members of senior management. For most, “cause” will be deemed to exist where the individual has been convicted of a crime involving moral turpitude or has been grossly negligent in fulfillment of his or her responsibilities. “Good reason” generally will exist where an employee’s position or compensation has been decreased (other than as part of a company-wide compensation reduction) or where the employee has been required to relocate.

Retirement Plan
We maintain a qualified 401(k) plan pursuant to which we match 50% of participating employee contributions up to a maximum of six percent of their base pay. There were no matching contributions during 2007 for the named executive officers.

Compensation Committee Report
The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Lumera specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

The Compensation Committee reviewed and discussed the above Compensation Discussion and Analysis (CD&A) with the Company’s management. Based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in the Company's amended annual report on Form 10-K/A.

COMPENSATION COMMITTEE
Joseph J. Vallner, Chairman
Robert A. Ratliffe
Donald Guthrie

Executive Compensation
The following table summarizes the compensation of the named executive officers for the fiscal year ended December 31, 2007. The named executive officers are the Company’s former Chief Executive Officer, Interim Chief Executive Officer, Chief Financial Officer, Vice President Sales and Marketing, President and Chief Operating Officer of Plexera, and Vice President of Electro-Optics.

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards		All Other Compensation	Total
Name and Principal Position (a)	Year (b)	($) (c) (1)	($) (f) (2)	($) (e)	($) (f) (3)		($) (i) (4)	($) (j)

Joseph J. Vallner	2007	137,500	-	35,000	192,746	(5)	18,000	190,495
Chairman and Interim Chief Executive Officer

Peter J. Biere, CFO	2007	211,250	30,000		237,397			478,647
Senior VP, Chief Financial Officer and Treasurer	2006	180,000	39,000		223,464			442,464

Daniel C. Lykken	2007	182,504	12,500		143,442			338,446
VP Sales and Marketing	2006	168,000	12,600		179,599			360,199

Timothy Londergan	2007	154,525	15,000		101,891		775	272,191
President and Chief Operating Officer of Plexera	2006	125,000	4,500		63,851		7,933	201,284

Raluca Dinu	2007	150,025	27,000		120,187		1,900	299,112
VP Electro-Optics	2006	125,000	11,875		61,351		5,208	203,434

Thomas D. Mino	2007	225,000	-		-		321,698	546,698
Former Chief Executive Officer, President and Director	2006	340,000	20,000		221,413			581,413

(1)
Salaries include amounts paid to Mr. Mino through his separation from the Company on August 14, 2007 and to Mr. Vallner who became Lumera’s Interim CEO on August 14, 2007 and Plexera’s CEO on July 1, 2007.

(2)	Bonus includes amounts paid under the Company’s annual incentive plan for work performed during 2007.
(3)
Represents the fair-value of equity-based awards expensed for financial reporting purposes under FAS 123(R), rather than an amount actually paid to the named executive officer. See Management’s Discussion and Analysis and the Notes to Financial Statements in our 2007 Annual Report on Form 10-K for a discussion of expense calculations under FAS 123(R). The options underlying the award vest ratably over a four year period. The FAS 123(R) value of the award is spread out on an accelerated basis, resulting in expense recorded before the award becomes non-forfeitable. There can be no assurance that the FAS 123(R) amounts will ever be realized. The fair-value measure of Equity Incentive Plan grants differs from the risk-adjusted present value measure used to determine the value of stock grants in the total compensation calculations shown on pages 9 and 10.

(4)	Other Annual Compensation amounts for 2007 include amounts paid to Mr. Mino under his Severance and Consulting Agreement.
(5)	Includes $118,207 of compensation related to director grants.

Grants of Plan Based Awards
The following table shows all plan-based awards granted to the named executive officers. There can be no assurance that the Grant Date Fair Value of Stock Options will ever be realized. The amount of these awards that were expensed in our financial statements is shown in the Summary Compensation Table on page 12. The option awards identified in the table below are also reported in the Outstanding Equity Awards at Fiscal Year End Table on the following page.

Grants of Plan-Based Awards for Fiscal Year Ended December 31, 2007

Name	Grant and Approval Date (1)	Estimated Future Payouts Under Non-equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($ / Sh) (3)	Grant Date Fair Value of Stock and Option Awards ($)
		Target ($)		Maximum ($)

Joesph J. Vallner, CEO	6/1/2007					37,500	$4.65	117,743
	8/6/2007				12,500			35,000
	8/15/2007					50,000	$3.20	107,250
		$0	(4)	$0

Peter J. Biere, CFO	3/1/2007					75,000	$4.28	215,250
		$115,000	(4)	$143,750

Daniel C. Lykken	3/1/2007					30,000	$4.28	86,100
		$97,500	(4)	$121,875

Timothy Londergan	3/1/2007					45,000	$4.28	129,150
		$87,500	(4)	$109,375

Raluca Dinu	3/1/2007					60,000	$4.28	172,200
		$85,000	(4)	$106,250

Thomas D. Mino, Former CEO	3/1/2007					90,000	$4.28	258,300
		$0	(4)	$0

(1)	The grant date and approval date is the same for all grants.
(2)
All Option Awards were granted under the 2004 Equity Incentive Plan. Option Awards are Incentive Stock Options (“ISOs”) up to a maximum of $100,000 in granted value in a given year; excess awards are Non-qualified Stock Options (“Non-Quals”). Awards vest annually over a four year period from the date of grant.

(3)	The grant price of all option awards is equal to the closing market price on the date of grant.
(4)
Amounts represent target awards under the Incentive Plan (“IP”), which equal a specified percentage of base salary. The target IP award is 50% of base salary for each of the Named Executive Officers. The IP threshold minimum payment equals 0% of the target amount and the maximum IP award equals 125% of the target amount. The Compensation Committee may at its discretion increase the maximum award to 200% of target when unusual performance circumstances exist. Award amounts are determined through an evaluation of the performance objectives and actual outcomes for the period. The Committee used total revenues as one performance objective for 2007 in addition to individual and team objectives related to the process of commercializing new products. The IP awards for 2007, which were determined and paid in March 2008, are included in the Summary Compensation Table under Bonus on the preceding page.

 Outstanding Equity Awards as of Year End 2007

The following table shows all outstanding equity awards held by the named executive officers at December 31, 2007. The following awards identified in the table below are also reported in the Grants of Plan-Based Awards Table on page 13.

Outstanding Equity Awards at Fiscal Year End December 31, 2007

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b) (1)	Number of Securities Underlying Unexercised Options (#) Unexerciseable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e) (2)	Option Expiration Date (f)
Joseph J. Vallner, Interim CEO	30,000	-	-	3.61	6/1/2016
	25,000	12,500	12,500	4.65	6/1/2017
	-	50,000	50,000	3.20	8/15/2017
Peter J. Biere, CFO	-	18,750	18,750	5.12	3/23/2015
	37,500	18,750	18,750	5.12	3/23/2015
	-	19,797	19,797	3.82	4/13/2016
	18,750	36,453	36,453	3.82	4/13/2016
	-	49,621	49,621	4.28	3/1/2017
	-	25,379	25,379	4.28	3/1/2017
	51,723	17,241	17,241	5.80	8/18/2014
	4,527	1,509	1,509	5.80	8/18/2014
Daniel C. Lykken	22,500	22,500	22,500	5.12	3/23/2015
	11,099	33,448	33,448	3.82	4/13/2016
	151	302	302	3.82	4/13/2016
	-	15,000	15,000	4.28	3/1/2017
	-	15,000	15,000	4.28	3/1/2017
	31,250	18,750	18,750	3.75	4/22/2014
Timothy Londergan	7,500	7,500	7,500	5.12	3/23/2015
	10,000	30,000	30,000	3.82	4/13/2016
	-	2,594	2,594	4.28	3/1/2017
	-	42,406	42,406	4.28	3/1/2017
	-	-	-	0.50	3/1/2010
	5,000	-	-	10.00	1/1/2012
	3,750	-	-	2.00	7/1/2013
Raluca Dinu	8,000	8,000	8,000	5.12	3/23/2015
	10,000	30,000	30,000	3.82	4/13/2016
	-	11,253	11,253	4.28	3/1/2017
	-	48,747	48,747	4.28	3/1/2017
	6,000	-	-	10.00	4/30/2011
	4,000	-	-	10.00	1/1/2012
	2,250	-	-	2.00	7/1/2013
Thomas D. Mino, Former CEO	39,062	-	-	5.12	10/29/2008
	938	-	-	5.12	10/29/2008
	20,000	-	-	3.82	10/29/2008
	300,000	-	-	10.00	10/29/2008
	150,000	-	-	2.00	10/29/2008

(1)
Options granted on 9/3/2001 vested 50% on the first grant date anniversary and 25% on each of the following anniversary dates. Options granted on 3/9/2004 vested in three equal amounts on 9/1/04, 9/1/05 and 9/1/06. Options granted on 4/21/2004, 8/17/2004, 3/23/2005 and 4/12/2006 vest and become exercisable in equal installments on each of the four years following the respective grant dates and expire on the dates shown in column (f), which is the day before the tenth anniversary of the grant date.

(2)	No awards have been re-valued from their original grant price.

Aggregated Option Exercises for the Last Fiscal Year Ended December 31, 2007

The table below shows the number of shares of Lumera common stock acquired during 2007 upon the exercise of options during 2007:

Option Exercises for the Fiscal Year Ending December 31, 2007

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Thomas D. Mino	-	$-
Joseph J. Vallner	-	$-	12,500	$32,625
Peter J. Biere	-	$-
Daniel C. Lykken	-	$-
Timothy Londergan	-	$-
Raluca Dinu	-	$-

 Payments Upon Termination

Severance agreements for Mr. Biere, Mr. Lykken and Ms. Dinu provide for separation payments equal to six months of their base pay and accrued bonus, including continued group benefit premiums, upon termination without cause, paid out in equal amounts over the severance period.

Director Compensation

The Compensation Committee recommends the terms of the annual Director’s Compensation package to the board of directors for approval. The following table summarizes the annual compensation paid to each Director during 2007:

Director Compensation for Fiscal Year End December 31, 2007

Name (a)	Fees earned or paid in cash ($) (b)	Option awards ($) (d) (1)	Total ($) (h)
Fraser Black (2)	$18,000	$118,207	$136,207
Sanjiv Gambhir, M.D., Ph.D. (3)	18,000	66,797	84,797
Donald Guthrie (4)	18,000	118,207	136,207
C. James Judson (5)	18,000	138,779	156,779
Robert A. Ratliffe (6)	18,000	97,632	115,632
Kimberly D.C. Trapp (7)	18,000	110,949	128,949

(1)	Represents the fair-value of equity-based awards expensed for financial reporting purposes under FAS 123(R), rather than an amount actually paid to the Director.
(2)	As of December 31, 2007, Mr. Black had outstanding options to purchase 137,500 shares.
(3)	As of December 31, 2007, Mr. Gambhir had outstanding options to purchase 55,000 shares.
(4)	As of December 31, 2007, Mr. Guthrie had outstanding options to purchase 142,500 shares.
(5)	As of December 31, 2007, Mr. Judson had outstanding options to purchase 145,000 shares.
(6)	As of December 31, 2007, Mr. Ratliffe had outstanding options to purchase 175,000 shares.
(7)	As of December 31, 2007, Ms. Trapp had outstanding options to purchase 56,000 shares.

Each Independent Director is granted a non-statutory option to purchase shares of common stock on the date on which he or she is elected to the Board of Directors, the amount of which is determined by the Board upon election. Additionally, each Independent Director is granted a non-statutory option to purchase shares of common stock on the date of our Annual Meeting at which such director is re-elected. During 2007, at our June 6 annual meeting, each Independent Director had the option of receiving an option to purchase 35,000 shares or instead to receive a cash payment of $18,000 and an option to purchase 30,000 shares. Such options shall generally vest as follows: 10,000 shares on the date of grant (or 5,000 shares when electing a cash payment), and 5,000 shares vest at the end of each succeeding quarter until fully vested. If an Independent Director ceases to be a director for any reason other than death or disability before his or her term expires, then any outstanding unvested options issued to such Independent Director will be forfeited, unless the Director continues in service to the Company in another capacity. Options vested as of the date of termination for any reason other than death or disability are exercisable within 90 days following the date of termination. The exercise price for each option is equal to the closing price of our common stock as reported on the Nasdaq Global Market on the date of grant. The options generally expire on the tenth anniversary of the date of grant.

Directors appointed between election dates will be granted options related to their period of service to the next annual shareholder meeting in an amount determined by the Nominating and Governance Committee.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b) (1)	(c)

Equity compensation plans approved by shareholders	3,161,656	$5.02	953,438
Outstanding Warrants	1,450,546	$7.49	-
Total	4,612,202	$5.78	953,438

(1) The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted tock unit awards, which have no exercise price.

The other information required by this item is incorporated by reference in the Proxy Statement under the heading "Information about Lumera Common Stock Ownership."

Security Ownership of Certain Beneficial Owners and Management

The following table shows as of March 24, 2008 the number of shares of common stock held by all persons we know to beneficially own at least 5% of our common stock, our directors, our executive officers named in the executive compensation table on page 12 of this report, and all directors and executive officers as a group.

Name and address of Beneficial Holder	Number of Shares (1)	Percentage of Common Stock (2)
C. James Judson (3) c/o Lumera Corporation 19910 North Creek Parkway Bothell, WA 98011	181,160	*

Fraser Black (4) c/o Lumera Corporation 19910 North Creek Parkway Bothell, WA 98011	131,250	*

Donald Guthrie (5) c/o Lumera Corporation 19910 North Creek Parkway Bothell, WA 98011	136,250	*

Robert A. Ratliffe (6) c/o Lumera Corporation 19910 North Creek Parkway Bothell, WA 98011	170,000	*

Kimberly D.C. Trapp (7) c/o Lumera Corporation 19910 North Creek Parkway Bothell, WA 9801	51,000	*

Joseph Vallner (8) c/o Lumera Corporation 19910 North Creek Parkway Bothell, WA 9801	123,750	*

Peter J. Biere (9) c/o Lumera Corporation 19910 North Creek Parkway Bothell, WA 98011	155,000	*

Daniel C. Lykken (10) c/o Lumera Corporation 19910 North Creek Parkway Bothell, WA 98011	83,750	*

Timothy Londergan (11) c/o Lumera Corporation 19910 North Creek Parkway Bothell, WA 98011	41,250	*

Raluca Dinu (12) c/o Lumera Corporation 19910 North Creek Parkway Bothell, WA 98011	49,250	*

All executive officers and directors as a group (10 persons) (15)	1,122,660	5.31%

*	Less than 1% of the outstanding shares of common stock.
(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or convertible or may be exercised or converted within sixty days are deemed to be outstanding and to be beneficially owned by the person holding these options or warrants for the purpose of computing the number of shares beneficially owned and the percentage of ownership of the person holding these securities, but are not outstanding for the purpose of computing the percentage ownership of any other person or entity. Subject to community property laws where applicable, we believe that each shareholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby.

(2)	Percentage of common stock for each beneficial owner is based upon 20,088,352 shares of common stock outstanding as of March 24, 2008, as adjusted for exercisable warrants or options.
(3)
Includes 137,500 shares issuable within 60 days upon exercise of options. Mr. Judson directly owns 10,000 shares but he disclaims ownership of 33,660 shares owned by a family investment LLC controlled by his adult children, and over which he has no control.

(4)	Includes 131,250 shares issuable within 60 days upon exercise of options.
(5)	Includes 136,250 shares issuable within 60 days upon exercise of options.
(6)	Includes 170,000 shares issuable within 60 days upon exercise of options.
(7)	Includes 51,000 shares issuable within 60 days upon exercise of options.
(8)	Includes direct ownership of 12,500 shares and 111,250 shares issuable within 60 days upon exercise of options.
(9)	Includes direct ownership of 5,000 shares and 150,000 shares issuable within 60 days upon exercise of options.
(10)	Includes 83,750 shares issuable within 60 days upon exercise of options.
(11)	Includes 41,250 shares issuable within 60 days upon exercise of options.
(12)	Includes 49,250 shares issuable within 60 days upon exercise of options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Compensation Committee Interlocks and Insider Participation

Joseph Vallner, our Interim Chief Executive Officer and Chief Executive Officer of our subsidiary, Plexera, served on the Compensation Committee during 2007. Otherwise, the Compensation Committee is composed of the following Independent Directors: Robert A. Ratliffe and Donald Guthrie. During 2007, none of our executive officers served on the board of directors of any entities that had one or more executive officers serving on our Compensation Committee.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Independent Registered Public Accounting Firm".

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our Board of Directors has selected PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for fiscal year 2008.

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were approximately $610,000 and $290,000 for the years ended December 31, 2007 and 2006, respectively. On June 30, 2007 we qualified for accelerated filer status for compliance with Sarbanes-Oxley provisions, which as we expected, increased our 2007 audit fees substantially.

Audit-Related Fees

PricewaterhouseCoopers LLP did not perform any audit-related professional services for us during 2007 or 2006.

Tax Fees

Fees for tax services, including tax compliance, tax advice, and tax planning, totaled approximately $29,000 in 2007 and $17,000 in 2006.

All Other Fees

All other fees, consisting of fees for products and services, totaled approximately $1,500 in 2007 and $1,500 in 2006.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit services and all permitted non-audit services by the independent registered public accounting firm. The Audit Committee evaluates whether our use of the independent registered public accounting firm for permitted non-audit services is compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee’s policies prohibit the Company from engaging the independent registered public accounting firm to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information systems design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, or internal audit outsourcing services unless it is reasonable to conclude that the results of these services will not be subject to audit procedures. The Audit Committee’s policies completely prohibit the Company from engaging the independent registered public accounting firm to provide any services relating to any management function, expert services not related to the audit, legal services, broker-dealer, investment adviser, or investment banking services or human resource consulting. The Audit Committee approved in advance all fees for services provided by our independent registered public accounting firm for audit and tax periods during 2007 and 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMERA CORPORATION

Date: March 26, 2008	By	/s/ Joseph J. Vallner Joseph J. Vallner Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph J. Vallner
Joseph J. Vallner	President, Interim Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2008
/s/ Peter J. Biere
Peter J. Biere	Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2008
/s/ C. James Judson*
C. James Judson	Chairman of the Board of Directors	March 26, 2008

/s/ Fraser Black*
Fraser Black	Director	March 26, 2008

/s/ Donald Guthrie*
Donald Guthrie	Director	March 26, 2008

/s/ Robert Ratliffe*
Robert Ratliffe	Director	March 26, 2008

/s/ Kimberly D.C. Trapp*
Kimberly D.C. Trapp	Director	March 26, 2008

*By        /s/ Peter J. Biere
Peter J. Biere
Attorney-in-fact
March 26, 2008