Form 10-Q
period 2008-03-31
LUMERA CORP
filed 2008-05-12
CIK 1137399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒.

As of May 5, 2008, 20,088,352 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I
FINANCIAL INFORMATION
Page
Item 1 - Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations for the three months ended
March 31, 2008 and 2007	4

Condensed Consolidated Statements of Comprehensive Loss for the three months ended
March 31, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 - Controls and Procedures	20

PART II
OTHER INFORMATION

Item 1 - Legal Proceedings	21

Item 1A - Risk Factors	21

Item 5 - Other Information	22

Item 6 - Exhibits	22

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LUMERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$2,500,000	$7,132,000
Investment securities, available-for-sale	6,654,000	7,494,000
Accounts receivable	76,000	57,000
Costs and estimated earnings in excess of billings on
uncompleted contracts	391,000	101,000
Other current assets	385,000	350,000
Total current assets	10,006,000	15,134,000

Property and equipment, net	2,237,000	2,633,000
Restricted investments	700,000	700,000
Other assets	46,000	46,000
TOTAL ASSETS	$12,989,000	$18,513,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,652,000	$1,377,000
Deferred rent, current portion	109,000	105,000
Accrued liabilities	1,951,000	1,480,000
Total current liabilities	3,712,000	2,962,000

Deferred rent, net of current portion	276,000	303,000
Total liabilities	3,988,000	3,265,000

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized;
20,088,352 shares issued and outstanding at March 31, 2008,
and 20,055,852 shares issued and outstanding at December 31, 2007	20,000	20,000
Additional Paid-in Capital	91,774,000	91,998,000
Accumulated other comprehensive income	22,000	4,000
Accumulated deficit	(82,815,000)	(76,774,000)
Total shareholders' equity	9,001,000	15,248,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,989,000	$18,513,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenue	$484,000	$860,000
Cost of revenue	236,000	443,000

GROSS PROFIT	248,000	417,000

Research and development expense	2,294,000	1,271,000
Marketing, general and administrative expense	4,116,000	2,163,000

Total operating expenses	6,410,000	3,434,000

Loss from operations	(6,162,000)	(3,017,000)
Interest income	121,000	321,000

Net loss	$(6,041,000)	$(2,696,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.30)	$(0.13)

WEIGHTED-AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	20,082,528	20,055,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2008	2007
Net loss	$(6,041,000)	$(2,696,000)
Other comprehensive income -
Unrealized holding gain
arising during period	18,000	1,000
Comprehensive loss	$(6,023,000)	$(2,695,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 LUMERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(6,041,000)	$(2,696,000)
Adjustments to reconcile net loss to
net cash used in operations
Depreciation	201,000	218,000
Reserve for collectibility of long-term note receivable	500,000	-
Impairment expense	243,000	-
Noncash expenses related to issuance of stock,
options and amortization of deferred compensation	(264,000)	435,000
Amortization on investments	(42,000)	(87,000)
Noncash deferred rent, net	(23,000)	(18,000)
Change in
Accounts receivable	(19,000)	375,000
Costs and estimated earnings in excess of billings
on uncompleted contracts	(290,000)	(42,000)
Other current assets	(35,000)	138,000
Accounts payable	275,000	(452,000)
Accrued liabilities	471,000	(94,000)
Net cash used in operating activities	(5,024,000)	(2,223,000)

Cash flows from investing activities
Maturities of investment securities	900,000	9,250,000
Purchases of investment securities	-	(12,034,000)
Issuance of long term note receivable	(500,000)	-
Purchases of property and equipment	(48,000)	(71,000)
Net cash provided by (used in) investing activities	352,000	(2,855,000)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	40,000	-
Net cash provided by financing activities	40,000	-

Net decrease in cash and cash equivalents	(4,632,000)	(5,078,000)
Cash and cash equivalents at beginning of period	7,132,000	10,521,000

Cash and cash equivalents at end of period	$2,500,000	$5,443,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Lumera Corporation (“Lumera” or the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the United States of America Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2007 annual report on Form 10-K as filed with the SEC.

These financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contain all of the adjustments (normal and recurring in nature) necessary, in our opinion, to state fairly our financial position as of March 31, 2008 and the results of operations, statement of comprehensive loss and cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those which might be expected for the full year or any future period.

We manage our business in two reportable segments: Electro-optics and Bioscience. In 2007, we contributed substantially all of the assets of our Bioscience segment to a newly formed wholly-owned subsidiary company. Plexera Bioscience LLC (“Plexera”) was formed to further clarify the purpose, business and funding requirements and market opportunities for both Lumera and Plexera. In the first quarter of 2008, the Company elected to cease operations of Plexera due primarily to its continued losses and the inability to raise additional capital to fund ongoing business activities. Based on the decision to halt the business, the Company recorded certain employee termination costs and additional costs associated with the Plexera business as discussed in Note 7.

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows using the Company’s incremental borrowing rate.

Any liabilities associated with exit or disposal activities are recorded in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Obligations Associated with Disposal Activities. SFAS 146 requires that liabilities be recognized for exit and disposal costs only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan. Restructuring charges are included in marketing, general and administrative expense.

We account for our investment in Asyrmatos under the equity method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 18 (“APB No. 18”) and FASB Interpretation No. 46( R), Consolidation of Variable Interest Entities (as amended) (“FIN 46”). (See Note 11).

2. New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 15, (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operations. See Note 9, Fair Value. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. We adopted the provisions of SFAS No. 157 on January 1, 2008 for our financial assets and financial liabilities.  Details related to the adoption of SFAS No. 157 and the impact on our financial position, results of operations or cash flows is more fully discussed in Note 9 - Fair Value.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted SFAS No. 159 as of January 1, 2008 and has not elected the fair value option for any items permitted under SFAS No. 159.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), which allows, under certain circumstances, the continued application of the simplified method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment. We believe we fit the criteria set forth in SAB 110 and have continued to use the simplified method defined in SAB 107 for periods subsequent to December 31, 2007.

3. Net Loss per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities.

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock. As of March 31, 2008 and 2007, we had outstanding common stock options and warrants to purchase an aggregate of 4,622,502 and 4,439,377, respectively, which were excluded from the calculation of diluted earnings per share.

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

We account for the impairment of assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”). SFAS No. 144 requires a long-lived asset group be tested for recoverability whenever events or changes in circumstances indicate that its carrying value may be impaired. Following its decision to exit Plexera in March 2008, management reviewed the Plexera property and equipment to determine recoverability.

A summary of property and equipment at March 31, 2008 and December 31, 2007 follows:

	March 31,	December 31,
	2008	2007

Computer Equipment	$896,000	$887,000
Furniture and Office Equipment	213,000	201,000
Lab equipment	5,139,000	5,112,000
Leasehold improvements	3,938,000	3,938,000
	$10,186,000	$10,138,000
Less: Accumulated depreciation	(7,949,000)	(7,505,000)
	$2,237,000	$2,633,000

Long-lived assets are reviewed by management for impairment of fair value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Included in accumulated depreciation is an impairment loss of $243,000 for certain of the Plexera assets.  (See Note 7)

5. Stock-Based Compensation

We account for stock-based compensation costs under the provisions of SFAS No. 123(R), Share-Based Payment, (“FAS 123R”) Staff Accounting Bulletin No. 107 (“SAB 107”) and Staff Accounting Bulletin No. 110 (“SAB 110”).

Share based compensation expense The following table shows the share-based compensation expense related to employee grants and forfeitures recorded in the three months ended March 31, 2008 and 2007:

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Share-based payment expense in:
Research and development expense	$17,000	$109,000
Marketing, general and administrative expense	(286,000)	324,000
	$(269,000)	$433,000

The table above excludes $6,000 and $2,000 of non-employee option expense for the three months ended March 31, 2008, and 2007, respectively accounted for in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Mostly due to a reduction in work force during the first quarter of 2008, we reduced share-based compensation expense by $556,000 related to forfeitures for unvested shares during the three months ended March 31, 2008, resulting in a net benefit.

Cash received from the exercise of options totaled $40,000 for the three months ended March 31, 2008. There were no stock option exercises for the three months ended March 31, 2007. No tax benefit was recognized related to share-based compensation expense since we have never reported taxable income and have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. Additionally, no share-based compensation expenses were capitalized during the periods presented.

Valuation assumptions We use the Black-Scholes option pricing model in determining the fair value of employee stock options, employing the following key assumptions during each respective period:

	For the Three Months Ended March 31,
	2008	2007
Risk Free Interest Rate	2.53% - 3.19%	4.51% - 4.89%
Expected Life (in years)	6.25	6.25
Dividend Yield	0.0%	0.0%
Volatility	75.0%	70.0%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected term of the option is based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 107 and permitted by SAB 110. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our estimated forfeiture rate in the first quarter of 2007 was 4%. In conjunction with our restructuring activities in March 2008, we reviewed our inception-to-date forfeitures, including forfeitures attributable to the current reduction in work force. As a result of our review, we changed our estimated forfeiture rate to 9% effective beginning with the first quarter of 2008, applicable to previously granted but unvested option grants and to option grants during the current quarterly period. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

Share-based Payment Award Activity The following table summarizes the activity for employees under our Option Plans for the three months ended March 31, 2008:

				Weighted
			Weighted Average	Average Grant
Share-based Payment Award Activity		Weighted Average	Remaining Contractual	Date Fair	Aggregate Intrinsic
	Shares	Exercise Price	Term (years)	Value	Value
Shares Outstanding as of December 31, 2007	3,070,376	$4.96	7.32
Granted	382,250	2.26		$1.54
Forfeited/expired/cancelled	(509,450)	4.34
Exercised	(20,000)	2.00
Outstanding at March 31, 2008	2,923,176	$4.96	6.09		$1,000
Options exercisable at March 31, 2008	1,921,485	$5.38	4.58		$0

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at March 31, 2008.

The weighted average grant date fair value of options granted was $1.54 and $2.87 during the three months ended March 31, 2008 and 2007, respectively. The aggregate intrinsic value of employee stock options exercised during the three months ended March 31, 2008 was $13,000, determined as of the date of option exercise. There were no options exercised during the three months ended March 31, 2007. The aggregate intrinsic value of employee stock options outstanding during the three months ended March 31, 2008 and 2007, was $1,000 and $2.4 million, respectively. The aggregate fair value of stock options vested during the three months ended March 31, 2008 and 2007 was $863,000 and $449,000, respectively.

As of March 31, 2008, there was approximately $1.2 million, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a remaining requisite service period of 1.5 years.

6. Segment Information

We managed our business through two reportable segments: Electro-Optics and Bioscience (“Plexera”). In March 2008, we elected to cease operations of Plexera (See Note 7 - Business Restructuring). Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information in the financial statements is presented on a basis consistent with our internal management reporting. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.

Identifiable assets by segment are not used in the Chief Operating Decision Makers’ analysis and have been excluded. Depreciation is allocated to each segment based on management’s estimate of property and equipment. The revenues and operating loss by reportable segment are as follows:

	For the three months ended
	March 31		Percentage
	2008	2007	Change
Revenue
Electro-optics	$484,000	$860,000	-44%
Plexera	-	-
Total	$484,000	$860,000	-44%

Operating Loss
Electro-optics	$(1,320,000)	$(513,000)	157%
Plexera	(2,463,000)	(974,000)	153%
Corporate expenses	(2,379,000)	(1,530,000)	55%
Total	$(6,162,000)	$(3,017,000)	104%

7. Business Restructuring

In March 2008, the Company elected to exit its Bioscience business, ceasing further investment in Plexera, and to take other corporate cost savings measures. While the overall plan for the disposition of Plexera has yet to be finalized, the Company took certain immediate actions to reduce cash expenditures including reducing its overall workforce and cancelling or postponing certain contractual commitments, and began investigating options for the disposition of certain of Plexera’s assets. Accordingly, the Company recorded restructuring costs to marketing, general and administrative expense totaling $934,000 during the three months ended March 31, 2008, for the following categories:

	Severance Costs	Asset Impairment	Contract Costs	Total
Electro-Optics	$122,000	$-	$-	$122,000
Bioscience	387,000	243,000	157,000	787,000
Corporate	25,000	-	-	25,000
Total accrued as of March 31, 2008	$534,000	$243,000	$157,000	$934,000

Costs associated with our restructuring activities are accounted for in accordance with the provisions of SFAS No. 146. Severance costs, which totaled $534,000, represent amounts to be paid to former employees of the respective business segments and are recorded in marketing, general and administrative expense. No severance payments were made during the quarter ended March 31, 2008. We anticipate that the severance costs provided for in conjunction with our restructuring will be paid during the second and third quarters of 2008 in the amounts totaling $434,000 and $100,000, respectively. As a part of our restructuring, we eliminated 23 positions in Plexera, including Tim Londergan, Plexera’s President and Chief Operating Officer, 5 positions in Corporate as well as the position of Vice President of Sales and Marketing which was held by Daniel C. Lykken, an Executive Officer of the Company and part of Electro-Optics segment. The sales and marketing functions will be performed by other staff members pending our proposed merger with GigOptix, LLC (see Note 10 - Proposed Merger).

We accounted for the impairment of assets in accordance with SFAS No. 144. Following its decision to exit Plexera, management reviewed Plexera’s property and equipment to determine recoverability. The Plexera property and equipment is comprised of assets capitalized and deployed in Plexera’s business including computer equipment, furniture and office equipment, lab equipment and leasehold improvements. Plexera assets that are useful to Lumera’s ongoing business will be redeployed. Included in marketing, general and administrative expense and in accumulated depreciation as of March 31, 2008 is an impairment loss of $243,000 for certain of the Plexera assets.

In conjunction with exiting Plexera, we cancelled certain contractual commitments or otherwise provided for future contract costs under the provisions of SFAS No. 146, recording a reserve for contract costs of $157,000; substantially, all of which will be paid in the second quarter of 2008 and which were recorded in marketing, general and administrative expense as of March 31, 2008.

8. Agreement with Kingsbridge Capital

On February 21, 2008, we entered into a three-year $25 million Committed Equity Financing Facility (the “CEFF”) with Kingsbridge Capital (“Kingsbridge”). Under the CEFF, subject to certain conditions and limitations, we may require Kingsbridge to purchase up to 10 million shares or $25 million of our common stock, whichever is less, at a predetermined discount allowing us to raise capital in amounts and intervals that we deem suitable. We are not obligated to sell any of the $25 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities. We filed a registration statement in March 2008, with respect to the resale of 4 million shares issued pursuant to the CEFF and underlying the warrant, and are required to use commercially reasonable efforts to have such registration statement declared effective by the Securities and Exchange Commission within 180 days of our entry into the CEFF. The registration statement is not yet effective.

In connection with the CEFF we issued Kingsbridge a warrant (the “Warrant”) to purchase 180,000 shares of our common stock at an exercise price of $3.00 per share. The Warrant is exercisable beginning six months after the date of grant and for a period of five years after it becomes exercisable. The warrants were valued at $258,000 using the Black-Scholes pricing model and the following assumptions: a contractual term of 5.5 years, risk-free interest rate of 3.02%, volatility of 75% and the fair value of our stock on February 21, 2008, of $2.36. The warrant was recorded as an issuance cost in additional paid-in capital at the commitment date.

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

9. Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157. As defined in SFAS No. 157, fair value is the price that would be received for asset when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements, maximizing the use of observable inputs and minimizing the use of unobservable inputs to the extent possible. We also consider the securities stated interest rate, the security issuers’ credit risk and the impact of market rate fluctuations in our assessment of fair value.

The Company classifies the determined fair value based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•
Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide the most reliable pricing information and evidence of fair value on an ongoing basis.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs also include quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers and inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates).

•
Level 3 inputs to the valuation methodology are generally less observable from objective sources, using estimates and assumptions developed by management, which reflect those that a market participant would use.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with SFAS No.157 at March 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	3/31/2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents - money market funds	$2,110,000	$-	$2,110,000	-
Available for sale - government bonds	6,654,000	$-	6,654,000	-
Total	$9,149,000	$-	$9,149,000	$-

The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as the Company’s accounts receivable and accounts payable are still reported at their carrying values.

     As of March 31, 2008, we applied Level 2 measurements to our holdings of cash equivalents and available for sale securities. Our cash equivalents are invested in money market funds. At March 31, 2008, our investments classified as available for sale were in government agency securities with maturity dates less than three months; these government agency securities are valued at the quoted market price from broker or dealer quotations.

10. Proposed Merger

On March 27, 2008, Lumera Corporation and GigOptix, LLC (“GigOptix”) announced that they have signed a definitive agreement to merge the two companies. The Merger Agreement has been unanimously approved by the boards of directors of Lumera and GigOptix. Upon completion of the merger, which is subject to the terms and conditions of the Merger Agreement and which shall be treated as a tax free reorganization, existing securities holders of Lumera and GigOptix will each own approximately 50% of the outstanding securities, including options and warrants, of GigOptix, Inc.; common shares will trade on the NASDAQ Global Market under the ticker symbol “GIGX”.

Consummation of the merger, which requires the approval of the Lumera stockholders, is subject, among other things, to the effectiveness of the Form S-4 registering GigOptix, Inc.’s common stock issued to Lumera stockholders in the Lumera Merger, the listing of said stock on the NASDAQ Global Market and to the cessation of Lumera’s Plexera business division.

The Merger Agreement contains customary representations, warranties and covenants of Lumera and GigOptix, including, among others, covenants (i) to conduct their respective businesses in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. As a condition of closing, Lumera must have net working capital of at least $6 million as of the closing date, subject to reduction if the closing date occurs after June 30, 2008.

Under the provisions of SFAS No. 141 (“SFAS No. 141”), Business Combinations, GigOptix, LLC will be deemed the acquiring entity for purposes of applying the purchase method of accounting. Accordingly, the Company must expense its legal, financial advisory, printing and other expenses associated with the proposed transaction. During the quarter ended March 31, 2008 the Company expensed $889,000 related to financial advisory fees associated with the proposed merger, and expects to incur additional legal fees and other merger related expenses during the second and third quarters of 2008. As of March 31, 2008, the Company has an additional financial advisory fee commitment totaling $750,000 due only upon completion of the merger. These expenses were recorded in marketing, general and administrative expenses.

11. Investment in Equity of Asyrmatos Inc.

On February 20, 2008, we entered into an agreement with Asyrmatos, Inc, a privately held Boston-based company, pursuant to which we transferred our intellectual property and other assets related to millimeter wave communication technologies. In consideration for the transfer, we acquired shares of Class L Preferred Stock (the “Class L Preferred”) which represents 25% of the current outstanding preferred and common shares of Asyrmatos and we received an option to acquire all of the outstanding stock of Asyrmatos, Inc. in 2012. Asyrmatos intends to continue the development and commercialization of wireless millimeter wave communication systems based in part on technology developed at Lumera. The Class L Preferred, which possesses certain voting rights and liquidation preferences, are convertible into Series A Preferred Stock (the “Series A Preferred”) upon the completion of a financing round representing a minimum of $5.5 million in equity capital in the aggregate. The Class L Preferred shall be convertible into the number of shares of Series A Preferred Stock that represents 25% of the total number of shares of the then total outstanding capital stock of the Company (including outstanding options and warrants) on a fully diluted basis. In addition, in exchange for $500,000 in cash, we were issued a $500,000 Note Receivable due February 19, 2010. The Note Receivable, which bears annual interest at 7%, is convertible into equity securities of Asyrmatos at our option and under certain conditions.

We account for our investment in Asyrmatos under the equity method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 18 (“APB No. 18”) and FASB Interpretation No. 46( R), Consolidation of Variable Interest Entities (as amended) (“FIN 46”). Due to the lack of a market for Asyrmatos shares the recorded basis in our investment is zero. From its inception on February 20, 2008 through March 31, 2008 Asyrmatos reported a net operating loss of $185,000. At March 31, 2008 Asyrmatos reported assets totaling $369,000 and liabilities totaling $554,000.

Due to the uncertainly about the collectability of the Note Receivable, we established a full reserve of $500,000 at March 31, 2008 Should Asyrmatos default on the repayment provisions of our convertible note, we have certain continuing rights to the underlying assets and intellectual property of Asyrmatos.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which should be read in conjunction with our financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008, includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Lumera, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “will,” “anticipate,” “estimate,” “project,” “plan,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K.

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

In the first quarter of 2008, we elected to exit our bioscience business due primarily to its continued losses and inability to raise additional capital to fund such business. In the first quarter of 2008, we completed the terminations of the workforce employed by and ceased operations of Plexera.

As of March 31, 2008, we are developing products for the electro-optics market. We believe we have developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology. We currently have products being evaluated by customers and potential customers of our electro-optics products.

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

Electro-Optics Segment

We are developing a new generation of electro-optic modulators and other devices for optical networks and systems based on our proprietary polymer materials. The applications for these advanced materials include electro-optic components such as modulators and ring oscillators, polymer electronics such as high performance diodes and transistors, and optical interconnects for high speed (greater than 20 billion cycles per second) inter and intra semiconductor chip communication. Our polymer-based modulators can operate at speeds up to five times faster than existing inorganic crystal-based electro-optic modulators and are smaller, lighter and more energy efficient than electro-optic modulators using inorganic crystals. We have designed and manufactured polymer-based electro-optic modulators that operate at data rates up to 100Gbps.

Our current 40Gbps and 100Gbps parts address NR, RZ and duo-binary modulation formats. However, since the bandwidth required at 40Gbps and 100Gbps is very high for NRZ and RZ formats, signal impairments due to chromatic and polarization mode dispersion increase dramatically. Hence, complex modulation formats such as DQPSK are increasingly seen as necessary, since the bandwidth required is half of that required for NRZ and RZ. Therefore, we will provide components which enable DQPSK modulation format, in order to be competitive in higher data rate applications.

In the commercial markets, we have to create awareness of the advantages of evolving to using EO polymer-based devices instead of crystalline-based devices and of our 40Gbps optical modulator within the industry. We will work to create customer interest and open doors for relationships, leading to product evaluation and design wins.

Further, it is advantageous to offer products which are higher in the value chain, such as optical subassemblies. Our 40Gbps modulator has a smaller footprint and lower power consumption than that of any modulator based on crystalline technology, thus transmission subassemblies containing this modulator and other components, with standard electrical interfaces, would be of interest to both module and system vendors. In order to offer such subassemblies, we need to partner with one or more suppliers of electronic devices such as modulator drivers, lasers and multiplexers. These subassemblies will enable greater ease of design, lower power consumption and reduced footprint for the module, transponder and line card designers.

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

In July 2006, the Defense Advanced Research Projects Agency (DARPA) awarded us an 18-month, $3.45 million contract which, based on the achievements of certain milestones, will be followed by a 12-month, $2.43 million contract for a total of $5.9 million over a period of 30 months. The objective of the project is to provide high performance polymer optical modulators that are critical in leading-edge defense applications, including terrestrial and satellite RF photonic links and phased array radar. The scope of the project involves developing materials with unprecedented electro-optic coefficients, with qualified thermal and photo-stability and processing them into devices. The combination of reduced drive voltage and optical loss will enable defense applications that are impractical with currently available optical modulator technologies.

During the first quarter of 2008, we were awarded $5.6 million in contracts including an extension to our DARPA contract. Most contracts extend through the first quarter of 2009.

Bioscience Segment

Through March 27, 2008, Plexera was focused on providing the life sciences market with tools, content, and methods that simplify and accelerate proteomic discovery for improved diagnostics and therapeutics. As noted above, Plexera has ceased operations as of March 31, 2008.

Results of Operations

Business Segments During the first quarter of 2008 we had two distinct segments: bioscience and electro-optics. Revenues and expenses associated with each business segment are recorded directly, while shared research and development and corporate expenses attributable to segment operations are allocated based upon actual labor costs recorded to each segment. We elected to halt operations of our Bioscience business segment at the end of the first quarter of 2008 and have included the costs of workforce termination and other restructuring costs in the results of operations.

Revenue Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several United States government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices.

Prospectively, we intend to also generate revenue through sales of electro-optics products to original equipment manufacturers, or OEMs, and industry partners and through development contracts. We expect that future revenue from U.S. government contracts will decrease as a percentage of revenue and that product revenue from the sale of commercial products will increase both on a dollar basis and as a percentage of revenue in future years.

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

Marketing, General and Administrative Expense Marketing, general and administrative expense consists primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including accounting and legal fees, consulting fees and other operating expenses, including restructuring costs and acquisition expenses. It also consists of costs associated with corporate awareness campaigns such as web site development and participation at trade shows, corporate communications initiatives and efforts with potential customers and joint venture partners to identify and evaluate product applications in which our technology could be integrated or otherwise used.

We expect marketing, general and administrative expense for ongoing operating activities to increase in 2008 and beyond as we:

•	increase our product development and marketing staff to define, qualify, develop and market products that we commercialize;
•	increase our sales staff to begin and develop customer relationships and sell our products in various geographies and marketplaces;
•	increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and
•	incur additional acquisition related expenses.

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

We believe the following accounting policies require our more significant judgments and estimates used in the preparation of our financial statements. These critical accounting estimates are consistent with those disclosed in our Annual Report on Form 10-K, except for the disclosure of additional policies related to equity investments, impairment of long-lived assets and disposal activities.

Revenue Recognition We recognize revenue as work progresses on long-term, cost plus fixed fee and fixed price contracts in accordance with Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Product Type Contracts, using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We use this revenue recognition methodology because we can make reasonably dependable estimates of the revenue and costs. Recognized revenues are subject to revisions as the contracts progress to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revisions become known.

Revenue from product shipments is recognized in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition. Revenue is recognized when there is sufficient evidence of an arrangement, the selling price is fixed or determinable and collection is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense and the associated liability recorded was not material for any periods presented.

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

Stock-based Compensation We account for stock-based compensation under the provisions of the of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) and Staff Accounting Bulletin No. 107 (SAB 107), and SAB 110, issued by the SEC in December 2007. We use the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). We use the Black-Scholes option pricing model in determining the fair value of stock options.

We issue incentive awards to our employees through stock-based compensation consisting of stock options and restricted stock units (“RSU’s”). The value of RSU’s is determined using the fair value method. We continue to use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected option term is based on the vesting terms of the respective options and a contractual life of ten years using the simplified method calculation as defined by SAB 107 and permitted by SAB 110. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

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

Impairment of Long-Lived Assets In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , the Company’s long-lived assets, such as property and equipment, with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Disposal Activities Any liabilities associated with exit or disposal activities are recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Obligations Associated with Disposal Activities. SFAS 146 requires that liabilities be recognized for exit and disposal costs only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan. Restructuring charges are included in marketing, general and administrative expense.  These charges primarily relate to the reduction in workforce associated with the cessation of Plexera.  These restructuring efforts are expected to be completed in calendar year 2008.

Equity Investments We account for our investment in Asyrmatos under the equity method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 18 (“APB No. 18”) and FASB Interpretation No. 46( R), Consolidation of Variable Interest Entities (as amended) (“FIN 46”).

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Summary

	Three Months ended March 31,		Percentage
	2008	2007	Change
Revenue	$484,000	$860,000	-44%
Cost of revenue	236,000	443,000	-47%
Research and development expense	2,294,000	1,271,000	80%
Marketing, general and administrative expense	4,116,000	2,163,000	90%
Interest income	121,000	321,000	-62%

Revenue. Revenue decreased by $376,000 to $484,000 for the three months ended March 31, 2008 compared to $860,000 for the three months ended March 31, 2007. Aggregate revenue on governmental contracts, which totaled $472,000 for the three months ended March 31, 2008, declined by $303,000 from the prior year quarter due primarily to current year contract renewals and awards occurring late in the quarter. Backlog on our governmental contracts related to current quarter renewals and awards totaled $5,246,000 at March 31, 2008. Product revenues from sales of sample electro-optics materials and devices totaled $12,000 for the quarter ended March 31, 2008 compared to $85,000 for the prior year quarter.

Cost of Revenue. Cost of revenue decreased by $207,000 for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to lower levels of government contract activity in the current quarter. Contract costs averaged 50% of contract revenue for the three months ended March 31, 2008, comparable to a 51% average for the three months ended March 31, 2007.

Research and Development Expense. Research and development expense increased $1,023,000 to $2,294,000 for the three months ended March 31, 2008, from $1,271,000 for the three months ended March 31, 2007. Professional fees related to product development activities increased by $466,000, during the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, due primarily to an increase in subcontracting fees. Compensation costs related to research personnel increased by $328,000 during the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, due primarily to additional headcount for the first quarter of 2008, compared to the first quarter of 2007. The amount of research and development labor allocated to the cost of sales was approximately $159,000 less in the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, due primarily to lower levels of government contract activity in the first quarter of 2008. Materials and supplies costs were $106,000 higher for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. General and administrative costs, including facilities and depreciation expense, increased by $50,000 for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Stock-based compensation and bonus expense decreased by approximately $89,000 for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, due primarily to forfeitures related to the reduction in workforce associated with the cessation of Plexera.

Marketing, General and Administrative Expense. Marketing, general and administrative expense increased $1,953,000 to $4,116,000 for the quarter ended March 31, 2008, from $2,163,000 for the quarter ended March 31, 2007. Professional fees increased $1,045,000 during the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, primarily due to $989,000 in financial advisory and legal fees primarily associated with the proposed merger with GigOptix, LLC and due to a $44,000 provision for Plexera contract liabilities and estimated termination costs. Compensation expense, including incentive pay, increased $635,000 in the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007 due primarily to severance costs associated with a restructuring related reduction in workforce totaling $534,000 and to an increase in headcount in the current comparative quarter. Also associated with our current quarter restructuring activities were charges totaling $243,000 related the impairment in value of a certain group of Plexera fixed assets and $157,000 in Plexera contract costs, license fees and estimated termination costs. During the current quarter we also recorded a reserve for collectability of our $500,000 note receivable associated with our first quarter 2008 investment in Asyrmatos. Stock-based compensation decreased by $610,000 for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, due primarily to forfeitures related to the reduction in workforce.

Interest Income. Interest income decreased $200,000 to $121,000 for the quarter ended March 31, 2008, from $321,000 for the quarter ended March 31, 2007 due primarily to decreased investment returns and to decreased levels of investments.

Business Restructuring

In March 2008, the Company elected to exit its Bioscience business (Plexera) and to take other corporate cost savings measures. While the overall plan for the disposition of Plexera has yet to be finalized, the Company took certain immediate actions to reduce cash expenditures including reducing its overall workforce and cancelling or postponing certain contractual commitments, and begun investigating options for the disposition of certain of Plexera’s assets. Accordingly, the Company recorded restructuring costs totaling $934,000 during the three months ended March 31, 2008 for the following categories:

	Severance Costs	Asset Impairment	Contract Costs	Total

Electro-Optics	$122,000	$-	$-	$122,000
Bioscience	387,000	243,000	157,000	787,000
Corporate	25,000	-	-	25,000
Total accrued as of March 31, 2008	$534,000	$243,000	$157,000	$934,000

Costs associated with our restructuring activities are accounted for in accordance with the provisions of SFAS No. 146. Severance costs, which totaled $534,000, represent amounts to be paid to former employees of the respective business segments and are recorded in marketing, general and administrative expense. No severance payments were made during the quarter ended March 31, 2008. We anticipate that the severance costs provided for in conjunction with our restructuring will be paid during the second and third quarters of 2008 in the amounts totaling $434,000 and $100,000, respectively. As a part of our restructuring, we eliminated 23 positions in Plexera, including Tim Londergan, Plexera’s President and Chief Operating Officer, 5 positions in Corporate as well as the position of Vice President of Sales and Marketing which was held by Daniel C. Lykken, an Executive Officer of the Company and part of Electro-Optics segment. The sales and marketing functions will be performed by other staff members pending our proposed merger with GigOptix, LLC (see Note 10 - Proposed Merger).

We accounted for the impairment of assets in accordance with SFAS No. 144. Following its decision to exit Plexera, management reviewed Plexera’s property and equipment to determine recoverability. The Plexera property and equipment is comprised of assets capitalized and deployed in Plexera’s business including computer equipment, furniture and office equipment, lab equipment and leasehold improvements. Plexera assets that are useful to Lumera’s ongoing business will be redeployed. Included in marketing, general and administrative expense and in accumulated depreciation as of March 31, 2008 is an impairment loss of $243,000 for certain of the Plexera assets.

In conjunction with exiting Plexera, we cancelled certain contractual commitments or otherwise provided for future contract costs under the provisions of SFAS No. 146, recording a reserve for contract costs of $157,000; substantially, all of which will be paid in the second quarter of 2008 and which were recorded in marketing, general and administrative expense during the quarter ended March 31, 2008.

We anticipate that substantially all of the business restructuring expenses recorded during the three months ended March 31, 2008 will be paid during the second and third quarters of 2008. Future periods will reflect significantly lower research and development expenses, primarily related to lower compensation costs following our Plexera work force reduction and professional fees related to the cessation of Plexera product development activities. Marketing, general and administrative costs will also decline associated with the cost savings measures taken following the March 2008 exit from Plexera. We expect to continue to incur expenses associated with preserving Plexera’s assets and intellectual property until our disposition plan can be formulated and completed, but that these costs are not expected to be material.

Segment Revenues and Operating Loss

Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information presented in Note 6 - Segment Information is presented on a basis consistent with our internal management reporting, in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately. We elected to halt operations of our Bioscience business segment at the end of the first quarter of 2008 and have included the costs of workforce termination and other restructuring costs in the results of operations under selling, general and administrative costs in each respective business segment.

	For the three months ended
	March 31		Percentage
	2008	2007	Change
Revenue
Electro-optics	$484,000	$860,000	-44%
Plexera	-	-
Total	$484,000	$860,000	-44%

Operating Loss
Electro-optics	$(1,320,000)	$(513,000)	157%
Plexera	(2,463,000)	(974,000)	153%
Corporate expenses	(2,379,000)	(1,530,000)	55%
Total	$(6,162,000)	$(3,017,000)	104%

Electro-optics

Revenue. Revenue decreased by $376,000 to $484,000 for the three months ended March 31, 2008 compared to $860,000 for the three months ended March 31, 2007. Aggregate revenue on governmental contracts, which totaled $472,000 for the three months ended March 31, 2008, declined by $303,000 from the prior year quarter due primarily to current year contract renewals and awards occurring late in the quarter. Backlog on our governmental contracts related to current quarter renewals and awards totaled $5,246,000 at March 31, 2008. Product revenues from sales of sample electro-optics materials and devices totaled $12,000 for the quarter ended March 31, 2008 compared to $85,000 for the prior year quarter.

Operating Loss. Our Electro-optics segment operating loss increased by $807,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Gross profit, related to lower levels of governmental contract revenue, decreased by $169,000 while operating costs increased by $638,000 during the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Compensation costs, including incentive pay, increased by $330,000 for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, due primarily to severance costs associated with a restructuring related reduction in workforce totaling $122,000 and to increased headcount. Decreased government contract activities resulted in less labor related overhead costs to be allocated to cost of revenue increasing research and development expense by $159,000 during the three months ended March 31, 2008, compared to the three months ended March 31, 2007. General and administrative activities, including facilities and travel costs, associated with product commercialization efforts increased by $107,000 for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, due primarily to increases in lab supplies, maintenance and disposal fees. Professional fees and license and royalty fees, increased by $53,000, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, due primarily to an increase in subcontracting expense and consulting expense combined with a decrease in contract research fees and license and royalty fees associated with our various UW agreements. Materials and supplies expense increased by approximately $17,000 for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

Bioscience/Plexera

Our Bioscience segment operating loss increased by $1,489,000, to $2,463,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. We had no revenue for the three months ended March 31, 2008 or 2007. Compensation costs, including incentive pay, increased by $698,000 and included $387,000 of severance costs associated with a restructuring related reduction in workforce. Professional fees increased by $577,000, due primarily to an increase in subcontracting fees, consulting expense and patent legal fees and to a $44,000 provision for Plexera contract liabilities and estimated termination costs. License and royalty fees increased by $150,000 during the three months ended March 31, 2008 compared to March 31, 2007 due primarily to an increase of $113,000 in license fees and estimated termination costs. We incurred a loss on impairment of assets of $243,000 for the three months ended March 31, 2008 associated with the business restructuring. General and administrative activities, including facilities and travel costs, associated with product commercialization efforts increased by $127,000 for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Materials and supplies expense increased by $89,000 for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Stock-based compensation decreased by $403,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due to forfeitures related to the reduction in workforce.

Corporate Expenses

Corporate expenses. Certain corporate expenses are not allocated to our segments, primarily consisting of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

Total corporate expenses increased by $849,000, to $2,379,000 for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Professional fees increased $837,000 in the three months ended March 31, 2008, compared to the three months ended March 31, 2007, in financial advisory and legal fees primarily associated with the proposed merger with GigOptix, LLC. We incurred a loss of $500,000 on a long-term receivable we have deemed uncollectible during the three months ended March 31, 2008. Total stock-based compensation decreased by $291,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due primarily to forfeitures of options associated with reduction in workforce due to the restructuring of the Company. Compensation costs, including incentive pay, decreased by $66,000 for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. General and administrative costs, including facilities, travel and depreciation, decreased by $130,000 for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common and convertible preferred stock, convertible notes and, to a lesser extent, through revenues from development contracts and sales of services. We had an accumulated deficit of $82.8 million as of March 31, 2008. We had $9.2 million in cash and cash equivalents and investment securities available for sale at March 31, 2008, all of which are classified as short term with maturities less than 12 months beyond the balance sheet date.

Net cash used in operating activities increased by $2.8 million to $5.0 million for the three months ended March 31, 2008, from $2.2 million for the three months ended March 31, 2007. We used $1.2 million in cash to fund our Electro-optics activities during the three months ended March 31, 2008, an increase of $847,000 over the three months ended March 31, 2007, primarily due to a combination of lower levels of government contract activity combined with increases in research and development expenses and severance related costs, included in selling, general and administrative costs, attributed to the restructuring activities during the three months ended March 31, 2008. We used $2.7 million in cash to fund Bioscience expenses during the three months ended March 31, 2008, an increase of $1.8 million over the three months ended March 31, 2007. Approximately, $253,000 incurred for the Bioscience segment is related to the cost of restructuring the business and halting operations of the Bioscience segment. We used $1.1 million in cash to fund corporate expenses during the three months ended March 31, 2008, an increase of $101,000 over the three months ended March 31, 2007, due primarily to higher costs associated with accounting and general legal fees.

Net cash used for investing activities decreased by $3.2 million, to $352,000 for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Maturities of investment securities, net of purchases, totaled $900,000 for the three months ended March 31, 2008, a decrease of $3.7 million compared to the three months ended March 31, 2007. We loaned Asyrmatos, Inc. $500,000 in exchange for a long-term note receivable during the first quarter of 2008.

Net cash provided by financing activities totaled $40,000 for the three months ended March 31, 2008 due to the exercise of stock options. No net cash was provided by financing activities for the three months ended March 31, 2007.

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

We expect that our cash used in operations will increase during 2008 and beyond as a result of:

•	increased spending on marketing activities as our products are introduced into our target markets;
•	the development of strategic relationships with systems and equipment manufacturers;
•	the addition of sales, marketing, technical and other staff to sell products, meet production needs and continue with future development efforts;

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that the $9.2 million in cash and investments held for sale, along with revenues from our existing contractual relationships, will be sufficient to fund our operations at least through the first half of 2009. We may seek additional funding through draw downs under our CEFF agreement with Kingsbridge, public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock.

On March 27, 2008, Lumera Corporation and GigOptix, LLC (“GigOptix”) announced that they have signed a definitive agreement to merge the two companies. The Merger Agreement has been unanimously approved by the boards of directors of Lumera and GigOptix. Upon completion of the merger, which is subject to the terms and conditions of the Merger Agreement and which shall be treated as a tax free reorganization, existing securities holders of Lumera and GigOptix will each own approximately 50% of the outstanding securities, including options and warrants, of GigOptix, Inc.; common shares will trade on the NASDAQ Global Market under the ticker symbol “GIGX”.

Consummation of the merger, which requires the approval of the Lumera stockholders, is subject, among other things, to the effectiveness of the Form S-4 registering GigOptix, Inc.’s common stock issued to Lumera stockholders in the Lumera Merger, the listing of said stock on the NASDAQ Global Market and to the cessation of Lumera’s Plexera business division.

The Merger Agreement contains customary representations, warranties and covenants of Lumera and GigOptix, including, among others, covenants (i) to conduct their respective businesses in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. As a condition of closing, Lumera must have net working capital of at least $6 million as of the closing date, subject to reduction if the closing date occurs after June 30, 2008. As of March 31, 2008, the Company has an additional financial advisory fee commitment totaling $750,000 due only upon completion of the merger.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 15, (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operations. See Note 9, Fair Value. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. We adopted the provisions of SFAS No. 157 on January 1, 2008 for our financial assets and financial liabilities.  Details related to the adoption of SFAS No. 157 and the impact on our financial position, results of operations or cash flows is more fully discussed in Note 9 - Fair Value.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted SFAS No. 159 as of January 1, 2008 and has not elected the fair value option for any items permitted under SFAS No. 159.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), which allows, under certain circumstances, the continued application of the simplified method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment. We believe we fit the criteria set forth in SAB 110 and have continued to use the simplified method defined in SAB 107 for periods subsequent to December 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our cash equivalents and investment securities are at fixed interest rates, and as such, the fair value of these instruments is affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, however, we believe that the market risk arising from our holdings of these financial instruments is not material. The fair value of our investment securities was $6.7 million and $7.5 million as of March 31, 2008 and December 31, 2007, respectively.

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - Based on an evaluation under the supervision and with the participation of the Company’s management, including our Interim Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control - There was no change in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes the adverse outcome of which would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Risk factors may affect our future business and results.  The matters discussed below could cause our future results to materially differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price. Bear in mind that new risks emerge and management may not be able to anticipate all of them or be able to predict how they impact our business and financial performance.

The Company’s planned merger with GigOptix, LLC involves risk that could be harmful to our business.

On March 27, 2007, the Company announced the signing of a definitive agreement to merge with GigOptix, LLC, a privately-held provider of integrated circuits for optically connected communication systems ("GigOptix").

Under the terms of the merger agreement, which was approved unanimously by the boards of directors of both companies, the Company and GigOptix will become wholly-owned subsidiaries of a newly formed company, GigOptix, Inc. ("Holdings"). Upon closing of the merger, Lumera securities will be exchanged for approximately 50% of the outstanding securities of Holdings and the GigOptix securities will be exchanged for approximately 50% of the outstanding securities of Holdings. In addition, Holdings will issue a number of options and warrants to GigOptix generally matching options and warrants outstanding at the Company.

The transaction is subject to approval by a majority of the Company's shareholders and the satisfaction of other closing conditions. The companies expect that the transaction will close in the third quarter of 2008.

The Company’s planned merger with GigOptix involves certain risks including, but not limited to:

•	difficulties assimilating the merged operations and personnel;

•	potential disruptions of the Company’s ongoing business;

•	the diversion of resources and management time;

•	the possibility that uniform standards, controls, procedures and policies may not be maintained;

•	risks associated with entering new markets in which the Company has little or no experience;

•	the potential impairment of relationships with employees or customers as a result of changes in management;

•	difficulties in evaluating the future financial performance of the merged businesses;

•	difficulties integrating network equipment and operating support systems;

•	brand awareness issues related to the combined companies;

•
risks associated with attainment of targeted synergy and savings goals including reductions in personnel, reductions or changes in current and proposed spending, and changes to current business plans; and

•	the impact on the Company could be exacerbated if the merger does not close as anticipated, or if closing is delayed.

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending that could adversely affect its business.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. Although the Company intends to take actions to reduce any adverse effects, these uncertainties may impair its ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers, suppliers and others that deal with the Company to seek to change existing business relationships with the Company. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their future roles. If, despite retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company, the Company’s business could be seriously harmed.

The merger agreement restricts the Company, without GigOptix's consent, from making acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities and making other changes to its business that may arise before completion of the merger or, if the merger is abandoned, termination of the merger agreement.

Failure to complete the merger could negatively affect the Company.

If the merger is not completed for any reason, the Company may be subject to a number of material risks, including the following:

•	the Company will not realize the benefits expected from becoming part of a combined company, including a potentially enhanced competitive and financial position;

•	the trading price of the Company’s common stock may decline to the extent that the current market price of the common stock reflects a market assumption that the merger will be completed;

•
current and prospective employees of the Company may experience uncertainty about their future roles with the companies, which may adversely affect the ability of the Company to attract and retain key management, marketing and technical personnel; and

•	some costs related to the merger, such as legal, accounting and some financial advisory fees, must be paid even if the mergers are not completed

ITEM 5.	OTHER INFORMATION

Daniel C. Lykken, our Vice President of Sales and Marketing, was severed effective as of March 31, 2008. Mr. Lykken received compensation pursuant to a severance agreement.

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

LUMERA CORPORATION

Date: May 12, 2008	/s/ JOSEPH J. VALLNER
Joseph J. Vallner President, Interim Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2008	/s/ PETER J. BIERE
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed.
Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002