Form 10-Q
period 2008-06-30
LUMERA CORP
filed 2008-08-11
CIK 1137399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒.

As of August 4, 2008, 24,088,352 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$5,733,000	$7,132,000
Investment securities, available-for-sale	-	7,494,000
Accounts receivable	136,000	57,000
Costs and estimated earnings in excess of billings on uncompleted contracts	468,000	101,000
Other current assets	268,000	350,000
Total current assets	6,605,000	15,134,000

Property and equipment, net	2,128,000	2,319,000
Assets held for sale	34,000	314,000
Restricted investments	700,000	700,000
Other assets	46,000	46,000
TOTAL ASSETS	$9,513,000	$18,513,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$689,000	$923,000
Deferred rent, current portion	113,000	105,000
Accrued liabilities	916,000	1,055,000
Current liabilities of disposal group held for sale	126,000	879,000
Total current liabilities	1,844,000	2,962,000

Deferred rent, net of current portion	242,000	303,000
Total liabilities	2,086,000	3,265,000

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized;
20,088,352 shares issued and outstanding at June 30, 2008,
and 20,055,852 shares issued and outstanding at December 31, 2007	20,000	20,000
Additional Paid-in Capital	91,908,000	91,998,000
Accumulated other comprehensive income	-	4,000
Accumulated deficit	(84,501,000)	(76,774,000)
Total shareholders' equity	7,427,000	15,248,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,513,000	$18,513,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$1,499,000	$934,000	$1,983,000	$1,794,000
Cost of revenue	653,000	484,000	889,000	927,000

GROSS PROFIT	846,000	450,000	1,094,000	867,000

Research and development expense	628,000	567,000	1,572,000	1,210,000
Marketing, general and administrative expense	1,932,000	2,372,000	4,934,000	4,188,000

Total operating expenses	2,560,000	2,939,000	6,506,000	5,398,000

Loss from operations	(1,714,000)	(2,489,000)	(5,412,000)	(4,531,000)

Interest income	65,000	301,000	186,000	622,000

Loss from continuing operations	(1,649,000)	(2,188,000)	(5,226,000)	(3,909,000)
Loss from discontinued operations	(37,000)	(1,155,000)	(2,501,000)	(2,130,000)

Net loss	$(1,686,000)	$(3,343,000)	$(7,727,000)	$(6,039,000)

NET LOSS PER SHARE-BASIC AND DILUTED -
Continuing Operations	$(0.08)	$(0.11)	$(0.26)	$(0.19)
Discontinued Operations	$(0.00)	$(0.06)	$(0.12)	$(0.11)
Total	$(0.08)	$(0.17)	$(0.38)	$(0.30)

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	20,088,352	20,055,352	20,085,440	20,055,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net loss	$(1,686,000)	$(3,343,000)	$(7,727,000)	$(6,039,000)
Other comprehensive income (loss) -
Unrealized holding loss arising during period	(22,000)	(3,000)	(4,000)	(2,000)
Comprehensive loss	$(1,708,000)	$(3,346,000)	$(7,731,000)	$(6,041,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 LUMERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities
Net loss	$(7,727,000)	$(6,039,000)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	369,000	441,000
Reserve for collectibility of long-term note receivable	500,000	-
Noncash expenses related to issuance of stock,
options and amortization of deferred compensation	(130,000)	1,230,000
Impairment expense	243,000	-
Amortization on investments	(60,000)	(215,000)
Noncash deferred rent, net	(53,000)	(41,000)
Change in assets and liabilities:
Accounts receivable	(79,000)	157,000
Costs and estimated earnings in excess of billings
on uncompleted contracts	(367,000)	75,000
Other current assets	82,000	134,000
Accounts payable (including current liabilities of disposal group held for sale)	(688,000)	(325,000)
Accrued liabilities (including current liabilities of disposal group held for sale)	(438,000)	138,000

Net cash used in operating activities	(8,348,000)	(4,445,000)

Cash flows from investing activities
Maturities of investment securities	7,550,000	15,850,000
Purchases of investment securities	-	(18,706,000)
Long term note receivable	(500,000)	-
Purchases of property and equipment	(141,000)	(289,000)

Net cash provided by (used in) investing activities	6,909,000	(3,145,000)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	40,000	-
Net cash provided by financing activities	40,000	-

Net decrease in cash and cash equivalents	(1,399,000)	(7,590,000)
Cash and cash equivalents at beginning of period	7,132,000	10,521,000

Cash and cash equivalents at end of period	$5,733,000	$2,931,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

These financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contain all of the adjustments (normal and recurring in nature) necessary, in our opinion, to state fairly our financial position as of June 30, 2008 and the results of operations, statement of comprehensive loss and cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those which might be expected for the full year or any future period.

Through the first quarter of 2008, we managed our business in two reportable segments: Electro-optics and Bioscience. In 2007, we contributed substantially all of the assets of our Bioscience segment to a newly formed wholly-owned subsidiary company. Plexera Bioscience LLC (“Plexera”) was formed to further clarify the purpose, business and funding requirements and market opportunities for both Lumera and Plexera. In March 2008, the Company elected to exit its Bioscience business, ceasing further investment in Plexera. In May 2008, the Company determined that it would sell its interests in Plexera or otherwise dispose of Plexera’s assets and intellectual property. Based on the commitment to halt the business and approval to sell the business without any continuing involvement in the business after the sale, the Company determined the accounting requirements of SFAS No. 144 (“SFAS No. 144”) Accounting for the Impairment or Disposal of Long-Lived Assets for classifying the Plexera assets as held for sale and reporting their results of operations as discontinued operations had been met (See Note 7 - Discontinued Operations). The condensed consolidated statements of operations for prior periods have been adjusted to conform to this presentation.

We account for impaired long-lived assets in accordance with SFAS No. 144. This statement requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows using the Company’s incremental borrowing rate.

Any liabilities associated with exit or disposal activities are recorded in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Obligations Associated with Disposal Activities. SFAS No. 146 requires that liabilities be recognized for exit and disposal costs only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan.

We account for our investment in Asyrmatos, Inc. under the equity method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 18 (“APB No. 18”) and FASB Interpretation No. 46( R), Consolidation of Variable Interest Entities (as amended) (“FIN 46”). (See Note 12 - Investment in Equity of Asyrmatos, Inc.).

2. New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 15, (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operations. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. We adopted the provisions of SFAS No. 157 on January 1, 2008 for our financial assets and financial liabilities.  Details related to the adoption of SFAS No. 157 and the impact on our financial position, results of operations or cash flows is more fully discussed in Note 10 - Fair Value.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)") which replaces SFAS No.141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not allowed. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial position, results of operations or cash flows.

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

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock. As of June 30, 2008 and 2007, we had outstanding common stock options and warrants to purchase an aggregate of 4,275,526 and 4,715,002, respectively, which were excluded from the calculation of diluted earnings per share.

As a result of the decision to cease Plexera operations, earnings or losses allocated to the Plexera business are presented as discontinued operations in the accompanying condensed consolidated financial statements.

4. Property and equipment

Property and equipment are stated at cost. We classify the net carrying values of property and equipment as held for sale when the assets are actively marketed, their sale is considered probable within one year and various other criteria relating to their disposition are met. We discontinue depreciation of the property and equipment at that time. In accordance with SFAS No. 144, we report expense of assets classified as held for sale in discontinued operation for all periods presented if we will sell the assets on terms where we have no continuing involvement after the sale. If active marketing ceases or the assets no longer meet the criteria to be classified as held for sale, we reclassify the assets as held for use and resume depreciation. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the initial lease term.

A summary of property and equipment at June 30, 2008 and December 31, 2007 follows:

	June 30,	December 31,
	2008	2007

Computer Equipment	$899,000	$855,000
Furniture and Office Equipment	213,000	201,000
Lab equipment	4,892,000	4,754,000
Leasehold improvements	3,938,000	3,938,000
	$9,942,000	$9,748,000
Less: Accumulated depreciation	(7,814,000)	(7,429,000)
	$2,128,000	$2,319,000

Long-lived assets are reviewed by management for impairment of fair value whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Included in accumulated depreciation is an impairment loss of $243,000 for certain of the Plexera assets. Plexera assets and accumulated depreciation, including impairment charge are shown in Discontinued Operations - Note 7.

5. Stock-Based Compensation

We account for stock-based compensation costs under the provisions of SFAS No. 123(R), Share-Based Payment, (“FAS 123R”) and Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005 and SAB 110 issued by the SEC in December 2007.

Share based compensation expense The following table shows the share-based compensation expense (benefit) related to employee grants recorded in the three and six months ended June 30, 2008 and 2007:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Share-based payment expense in:
Research and development expense	$17,000	$202,000	$34,000	$311,000
Marketing, general and administrative expense	117,000	570,000	(170,000)	894,000
	$134,000	$772,000	$(136,000)	$1,205,000

The table above excludes $6,000 of non-employee option expense for the six months ended June 30, 2008, accounted for in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Mostly due to a reduction in work force during the first quarter of 2008, we reduced share-based compensation expense by $556,000, and $614,000 , respectively, related to forfeitures for unvested shares during the three and six months ended June 30, 2008. There were no stock option exercises for the three months ended June 30, 2008. Cash received from the exercise of options totaled $40,000 for the six months ended June 30, 2008.

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

Valuation assumptions We use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions during each respective period:

	For the Six Months Ended June 30,
	2008	2007
Risk Free Interest Rate	2.53% - 3.68%	4.51% - 5.06%
Expected Life (in years)	6.25	6.25
Dividend Yield	0.0%	0.0%
Volatility	75.0%	70.0%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected term of the option is based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 110. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our estimated forfeiture rate as of June 30, 2008 was 9%, compared to 4% as of June 30, 2007. In conjunction with our restructuring activities in March 2008, we reviewed our inception-to-date forfeitures, including forfeitures attributable to the reduction in work force. As a result of our review, we changed our estimated forfeiture rate to 9% effective beginning in the first quarter of 2008, applicable to previously granted but unvested option grants and to option grants during the current quarterly period. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

Share-based Payment Award Activity The following table summarizes the activity for employees under our Option Plans for the six months ended June 30, 2008:

Share-based Payment Award Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Shares Outstanding as of December 31, 2007	3,070,376	$4.96	7.32		-
Granted	393,150	2.23		$1.52	-
Forfeited/expired/cancelled:	(850,626)	4.29			-
Exercised	(20,000)	2.00			$13,000
Outstanding at June 30, 2008	2,592,900	$4.79	6.33		$-
Options exercisable at June 30, 2008	1,865,211	$4.95	4.95		$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at June 30, 2008.

The weighted average grant date fair value of options granted was $0.90 and $3.14 during the three months ended June 30, 2008 and 2007, respectively. There were no options exercised for the three months ended June 30, 2008 or 2007. The aggregate fair value of stock options vested during the three months ended June 30, 2008 and 2007 was $294,000 and $789,000, respectively.

The weighted average grant date fair value of options granted was $1.52 and $2.87 during the six months ended June 30, 2008, and 2007, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2008, was $13,000, determined as of the date of option exercise. There were no options exercised for the six months ended June 30, 2007. The aggregate fair value of stock options vested during the six months ended June 30, 2008 and 2007 was $1,157,000 and $1,250,000, respectively.

As of June 30, 2008, there was approximately $899,000, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a remaining requisite service period of 2 years.

6. Segment Information

We managed our business through two reportable segments: Electro-Optics and Bioscience (“Plexera”). In May 2008, we committed to a plan to sell or otherwise dispose of the assets and intellectual property of Plexera (See Note 7 - Discontinued Operations). Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America and include certain allocations attributable to each segment. Segment information in the financial statements is presented on a basis consistent with our internal management reporting. Plexera’s results of operations are now reported as discontinued operations, in accordance with SFAS No. 144. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.

Identifiable assets by segment are not used in the Chief Operating Decision Makers’ analysis and have been excluded. Depreciation is allocated to each segment based on management’s estimate of property and equipment. The revenues and operating loss by reportable segment are as follows:
	For the three months ended			For the six months ended
	June 30,		Percentage	June 30,		Percentage
	2008	2007	Change	2008	2007	Change
Revenue
Electro-optics	$1,499,000	$934,000	60%	$1,983,000	$1,794,000	11%
Total	$1,499,000	$934,000	60%	$1,983,000	$1,794,000	11%

Operating Loss
Electro-optics	$(287,000)	$(428,000)	-33%	$(1,608,000)	$(940,000)	71%
Corporate expenses	(1,427,000)	(2,061,000)	-31%	(3,804,000)	(3,591,000)	6%
Total loss from continuing operations	$(1,714,000)	$(2,489,000)	-31%	$(5,412,000)	$(4,531,000)	19%

Loss from Discontinued Operations	$(37,000)	$(1,155,000)	-97%	$(2,501,000)	$(2,130,000)	17%

7. Discontinued Operations

In May 2008, the Company committed to a plan to sell or otherwise dispose of the assets and intellectual property of its Plexera business. Substantially all the assets of Plexera will be included in the sale and will consist primarily of intellectual property and certain property and equipment.

In accordance with SFAS No. 144, the disposal of assets constitute a component of the entity and have been accounted for as discontinued operations and accordingly, the assets and liabilities have been segregated in the accompanying condensed consolidated balance sheet and classified as assets held for sale and current liabilities of disposal group held for sale. The operating results relating to these assets held for sale are segregated and reported as discontinued operations in the accompanying 2008 and 2007 condensed consolidated statement of operations.

We accounted for the impairment of assets in accordance with SFAS No. 144. Following its decision to exit Plexera, management reviewed Plexera’s property and equipment to determine recoverability. The Plexera property and equipment is comprised of assets capitalized and deployed in Plexera’s business including computer equipment, furniture and office equipment, lab equipment and leasehold improvements. Plexera assets that are useful to Lumera’s ongoing business have been redeployed. Included in loss from discontinued operations for the six months ended June 30, 2008, and in accumulated depreciation as of June 30, 2008, is an impairment loss of $243,000 for certain of the Plexera assets.

In conjunction with exiting Plexera in March 2008, we recorded severance costs under the provision of SFAS No. 146, recording a reserve for severance costs of $387,000. Through June 30, 2008 we made cash severance payments totaling $336,000, leaving a balance of $51,000; substantially, all of which will be paid in the third quarter of 2008 and which is recorded as part of current liabilities of disposal group held for sale in the accompanying condensed consolidated balance sheet as of June 30, 2008.

In conjunction with exiting Plexera, we cancelled certain contractual commitments or otherwise provided for future contract costs under the provisions of SFAS No. 146, recording contract costs of $157,000 during the three months ended March 31, 2008. Through June 30, 2008, we made cumulative cash contract payments totaling $120,000, leaving a balance of $37,000, substantially all of which will be paid in the third quarter of 2008 and are recorded as part of current liabilities of disposal group held for sale in the accompanying condensed consolidated balance sheet.
	Severance Costs	Contract Costs	Total

Beginning Balance	$387,000	$157,000	$544,000

Cash Payments	-	(75,000)	(75,000)

Ending Balance at March 31, 2008	387,000	82,000	469,000

Cash Payments	(336,000)	(45,000)	(381,000)

Ending Balance at June 30, 2008	$51,000	$37,000	$88,000

8. Business Restructuring

In March 2008, the Company elected to exit its Bioscience business, ceasing further investment in Plexera (See Note 7 - Discontinued Operations), and to take other corporate cost savings measures. The Company took certain immediate actions to reduce cash expenditures including reducing its overall workforce and cancelling or postponing certain contractual commitments outside of exiting Plexera. Accordingly, the Company recorded restructuring costs to marketing, general and administrative expense totaling $147,000 during the three months ended March 31, 2008, and recorded the following cash payments for the three months ended June 30, 2008, for the following categories:

Severance Costs
Beginning Balance at March 31, 2008	$147,000
Cash Payments	(91,000)
Ending Balance at June 30, 2008	$56,000

Costs associated with our restructuring activities are accounted for in accordance with the provisions of SFAS No. 146. Remaining severance costs, which totaled $56,000, represent amounts to be paid to former employees and are recorded in accrued liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2008. We anticipate that the severance costs provided for in conjunction with our restructuring will be paid during the third quarter of 2008. As a part of our restructuring, we eliminated 5 positions in Corporate as well as the position of Vice President of Sales and Marketing which was held by Daniel C. Lykken, an Executive Officer of the Company and part of Electro-Optics segment. The sales and marketing functions will be performed by other staff members pending our proposed merger with GigOptix, LLC (see Note 11 - Proposed Merger).

9. Agreement with Kingsbridge Capital

On February 21, 2008, we entered into a three-year $25 million Committed Equity Financing Facility (the “CEFF”) with Kingsbridge Capital (“Kingsbridge”). Under the CEFF, subject to certain conditions and limitations, we may require Kingsbridge to purchase up to 10 million shares or $25 million of our common stock, whichever is less, at a predetermined discount allowing us to raise capital in amounts and intervals that we deem suitable. We are not obligated to sell any of the $25 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. The terms of the CEFF require a minimum bid price of $1.25 per share prior to each draw down. The CEFF does not contain any restrictions on our operating activities. We filed a registration statement in March 2008, with respect to the resale of 4 million shares issuable pursuant to the CEFF and underlying the warrant, and were required to use commercially reasonable efforts to have such registration statement effective by the within 180 days of our entry into the CEFF. The Securities and Exchange Commission declared our registration statement effective on May 28, 2008.

In connection with the CEFF, we issued Kingsbridge a warrant (the “Warrant”) to purchase 180,000 shares of our common stock at an exercise price of $3.00 per share. The Warrant is exercisable beginning six months after the date of grant and for a period of five years after it becomes exercisable. The warrants were valued at $258,000 using the Black-Scholes pricing model and the following assumptions: a contract term of 5.5 years, risk-free interest rate of 3.02%, volatility of 75% and the fair value of our stock on February 21, 2008, of $2.36. The warrant was recorded as an issuance cost in additional paid-in capital at the commitment date.

Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 12 percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

10. Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157 for our financial assets and financial liabilities. As defined in SFAS No. 157, fair value is the price that would be received for asset when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements, maximizing the use of observable inputs and minimizing the use of unobservable inputs to the extent possible. We also consider the securities stated interest rate, the security issuers’ credit risk and the impact of market rate fluctuations in our assessment of fair value.

We classify the determined fair value based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

▪
Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide the most reliable pricing information and evidence of fair value on an ongoing basis.

▪
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

▪
Level 3 inputs to the valuation methodology are generally less observable from objective sources, using estimates and assumptions developed by management, which reflect those that a market participant would use.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with SFAS No.157 at June 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		Fair Value Measurements at Reporting Date Using

Description	June 30, 2008	Qoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents - money market funds	$5,733,000	$-	$5,733,000	$-
Total	$5,733,000	$-	$5,733,000	$-

We chose not to elect the fair value option as prescribed by SFAS No. 159 for our financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as our accounts receivable and accounts payable, are still reported at their carrying values.

 As of June 30, 2008, we applied Level 2 measurements to our holdings of cash equivalents which were invested in money market funds.

11. Proposed Merger

On March 27, 2008, we announced that we had signed a definitive agreement (the “Merger Agreement”) to merge with GigOptix, LLC (“GigOptix”). The Merger Agreement has been unanimously approved by the boards of directors of both companies. Upon completion of the merger, which is subject to the terms and conditions of the Merger Agreement and which shall be treated as a tax free reorganization, existing securities holders of each company will own approximately 50% of the outstanding securities of GigOptix, Inc., including options and warrants. The common shares of GigOptix, Inc. are expected to trade on the NASDAQ Global Market under the ticker symbol “GIGX”.

Consummation of the merger, which requires the approval of our stockholders, is subject, among other things, to the effectiveness of the Form S-4 registering GigOptix, Inc.’s common stock to be issued to our stockholders in the Lumera Merger (as defined in the Merger Agreement), the listing of said stock on the NASDAQ Global Market and the cessation of Plexera’s business.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants (i) to conduct each respective business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. As a condition of closing, we must have net working capital of at least $6 million as of the closing date, subject to reduction if the closing date occurs after June 30, 2008. Subsequent to the sale of 4 million of our common shares which we completed on July 16, 2008, we believe that we will meet the minimum working capital requirement of the Merger Agreement without the need to raise additional capital (See Note 13 - Subsequent Events).

Under the provisions of SFAS No. 141 (“SFAS No. 141”), Business Combinations, GigOptix will be deemed the acquiring entity for purposes of applying the purchase method of accounting. Accordingly, we must expense our legal, financial advisory, printing and other expenses associated with the proposed transaction. During the three and six months ended June 30, 2008, we expensed $293,000 and $1,182,000, respectively, related to financial advisory fees associated with the proposed merger, and expect to incur additional legal fees and other merger related expenses during the third quarter of 2008. These expenses were recorded in marketing, general and administrative expenses. We have an additional financial advisory fee commitment totaling $750,000 due only upon completion of the merger.

12. Investment in Equity of Asyrmatos Inc.

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

We account for our investment in Asyrmatos under the equity method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 18 (“APB No. 18”) and FASB Interpretation No. 46( R), Consolidation of Variable Interest Entities (as amended) (“FIN 46”). Due to the lack of a market for Asyrmatos shares the recorded basis in our investment is zero. From its inception on February 20, 2008 through June 30, 2008 Asyrmatos reported a net operating loss of $566,000. At June 30, 2008, Asyrmatos reported total assets of $76,000 and total liabilities of $533,000.

Due to the uncertainty about the collectability of the Note Receivable, we have a full reserve of $500,000. Should Asyrmatos default on the repayment provisions of our convertible note, we have certain continuing rights to the underlying assets and intellectual property of Asyrmatos.

13. Subsequent Events

Financing

On July 16, 2008, we sold 4 million shares of our common stock and warrants to purchase an additional 2 million shares through a registered direct offering, for net proceeds of approximately $2.8 million, after deducting offering fees and expenses. The shares and warrants were offered pursuant to the Company's effective shelf registration statement that was previously filed on Form S-3 with the Securities and Exchange Commission. We intend to use the net proceeds from this offering for general corporate purposes and to meet minimum working capital requirements under the conditions of the previously announced proposed merger with GigOptix. For each share of common stock purchased in the offering, the investor was also issued warrants to purchase 0.50 shares of common stock for a combined issue price of $0.76 per unit, before deducting offering fees and expenses. The shares of common stock and warrants are immediately separable and were issued separately. The warrants have an exercise price of $0.76 per share, subject to adjustment, have a five-year term, and are not exercisable prior to six months after issuance.

NASDAQ notification

In a letter from the NASDAQ Stock Market received May 16, 2008, the Company was informed that it was out of compliance with the $10 million minimum stockholders’ equity requirement for continued listing on the NASDAQ Global Market set forth in Marketplace Rule 4450(a)(3). The letter asked for the Company’s specific plan to achieve and sustain compliance with the aforementioned listing standard. The Company provided its plan within the required timeframe, providing materials on May 29, July 15 and July 16, 2008.

On July 16, 2008 the Company sold 4 million shares of its common stock and warrants to purchase an additional 2 million shares of its common stock, with net proceeds of approximately $2.8 million, after deducting offering fees and expenses. The shares and warrants were offered directly to institutional investors pursuant to the Company's effective shelf registration statement.

With the completion of our July 2008 stock offering, we believe that we satisfy the minimum stockholders’ equity requirements as of August 1, 2008. The NASDAQ will continue to monitor our ongoing compliance with the minimum stockholders’ equity requirement and if, at the time of our next quarterly report on Form 10-Q we do not provide evidence of compliance, we may become subject to delisting.

The following pro-forma condensed consolidated balance sheet reflects the approximate $2.8 million net offering proceeds of our July 16, 2008 stock offering as of the June 30, 2008:

Lumera Corporation
Pro Forma Balance Sheet
(In thousands)
(Unaudited)

	June 30,	Financing	June 30,
	2008	Adjustments	2008
ASSETS	Unaudited		Pro-forma
Current Assets
Cash and cash equivalents	$5,733	$2,800	$8,533
Investment securities, available-for-sale	-		-
Accounts receivable	136		136
Costs and estimated earnings in excess of billings on			-
uncompleted contracts	468		468
Other current assets	268		268
Total current assets	6,605	2,800	9,405
Property and equipment, net	2,128		2,128
Assets held for sale	34		34
Restricted investments	700		700
Other assets	46		46
TOTAL ASSETS	$9,513	$2,800	$12,313
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$689		$689
Deferred rent, current portion	113		113
Accrued liabilities	916		916
Current liabilities of disposal group held for sale	126		126
Total current liabilities	1,844	-	1,844
Deferred rent, net of current portion	242		242
Total liabilities	2,086	-	2,086
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized;
20,088,352 shares issued and outstanding at June 30, 2008,
and 20,055,852 shares issued and outstanding at December 31, 2007	20	4	24
Additional Paid-in Capital	91,908	2,796	94,704
Accumulated other comprehensive income	-		-
Accumulated deficit	(84,501)		(84,501)
Total shareholders' equity	7,427	2,800	10,227
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,513	$2,800	$12,313

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were established in 2000 to develop proprietary polymer materials and products based on these materials. Lumera had previously developed products for two primary markets: bioscience and electro-optics. Lumera is currently developing products for the electro-optics applications only. Lumera designs and synthesizes polymer materials at the molecular level. Lumera’s goal is to optimize the electrical, optical and surface properties of these materials. Lumera uses these materials to improve the design, performance and functionality of products for use in optical communications devices and systems. Lumera believes it has developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology.

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

In 2004, we also began the development of our label-free, high throughput detection system and related biochip products aimed primarily at the growing proteomics marketplace. We also continued the development of our polymer modulators, and pending demand for higher bandwidth and speeds from optical communications equipment suppliers, we have been developing other applications for our modulators such as millimeter wave detection and communication systems. We currently have products being evaluated by customers and potential customers in each of our product areas of our continuing electro-optics business.

Effective July 1, 2007, we contributed substantially all of the assets of our Bioscience segment to a newly formed wholly-owned subsidiary, Plexera Bioscience LLC (“Plexera”). Plexera was formed to further clarify the purpose, business and funding requirements and market opportunities for both Lumera and Plexera. In the first quarter of 2008, we elected to exit our bioscience (“Plexera”) business due primarily to its continued losses and inability to raise additional capital to fund such business. In the first quarter of 2008, Lumera incurred costs of approximately $544,000, as a result of the shutdown of Plexera and the termination of its workforce. Additionally, during the six months ended June 30, 2008, Lumera incurred an impairment loss of $243,000 for certain of the Plexera assets. In addition to halting the business activity of Plexera, we reduced our corporate workforce by 6 employees including our Vice President of Sales and Marketing as those functions will be performed by other staff pending our proposed merger with GigOptix.

Discontinued Operations of Plexera Bioscience LLC. In the first quarter of 2008, we elected to exit our bioscience (“Plexera”) business due primarily to its continued losses and inability to raise additional capital to fund such business. In the first quarter of 2008, Lumera incurred costs of approximately $544,000, as a result of the shutdown of Plexera and the termination of its workforce. Additionally, during the six months ended June 30, 2008, Lumera incurred an impairment loss of $243,000 for certain of the Plexera assets. In addition to halting the business activity of Plexera, we reduced our corporate workforce by 5 employees and our Vice President of Sales and Marketing as those functions will be performed by other staff pending our proposed merger with GigOptix. As discussed below under “Discontinued Operations” Lumera elected to exit the Plexera LLC (“Plexera”) business, which was previously presented as a separate reportable segment, during the first quarter of 2008. In May 2008, the Board of Directors approved a plan to sell or otherwise liquidate the Plexera assets and intellectual property. As such, the results of operations for all historical periods for Plexera in the accompanying condensed consolidated financial statements are presented as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.

As of June 30, 2008, Lumera is developing products solely for the electro-optics market. Lumera believes that it has developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology. Lumera currently has products being evaluated by customers and potential customers of electro-optics products.

Merger with GigOptix, LLC. On March 27, 2008, we announced that we had signed a definitive agreement (the “Merger Agreement”) to merge with GigOptix, LLC (“GigOptix”). The Merger Agreement has been unanimously approved by the boards of directors of both companies. Upon completion of the merger, which is subject to the terms and conditions of the Merger Agreement and which shall be treated as a tax free reorganization, existing securities holders of each company will own approximately 50% of the outstanding securities, including options and warrants, of GigOptix, Inc.. The common shares of GigOptix, Inc. will trade on the NASDAQ Global Market under the ticker symbol “GIGX”.

Consummation of the merger, which requires the approval of our stockholders, is subject, among other things, to the effectiveness of the Form S-4 registering GigOptix, Inc.’s common stock issued to the Lumera stockholders in the Lumera Merger (as defined in the Merger Agreement) and the listing of said stock on a NASDAQ exchange. The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants (i) to conduct each respective business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. As a condition of closing, we must have net working capital of at least $6 million, subject to diminution by $10,000 per day that the closing occurs after June 30, 2008. We have an additional financial advisory fee commitment totaling $750,000 due only upon completion of the merger.

Electro-Optics Segment

We are developing a new generation of electro-optic modulators and other devices for optical networks and systems based on our proprietary polymer materials. The applications for these advanced materials include electro-optic components such as modulators and ring oscillators, polymer electronics such as high performance diodes and transistors, and optical interconnects for high speed (greater than 20 billion cycles per second) on chip and chip-to-chip communication. Our polymer-based modulators can operate at speeds higher than existing inorganic crystal-based electro-optic modulators and are smaller, lighter and more energy efficient than electro-optic modulators using inorganic crystals. We have designed and manufactured polymer-based electro-optic modulators that operate at data rates up to 100Gbps.

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

Further, it may be advantageous to offer products which are higher in the value chain, such as optical subassemblies. Our 40Gbps modulator has a smaller footprint and lower power consumption than that of any modulator based on crystalline technology, thus transmission subassemblies containing this modulator and other components, with standard electrical interfaces, would be of interest to both module and system vendors. In order to offer such subassemblies, we need to partner with one or more suppliers of electronic devices such as modulator drivers, lasers and multiplexers. These subassemblies will enable greater ease of design, lower power consumption and reduced footprint for the module, transponder and line card designers.

We have also successfully completed in house Telcordia standard reliability testing of our packaged polymer-based electro-optic modulators. Lumera’s testing program was based on industry standard tests including high temperature operation at 85 oC for 2,000 hours, with 50mW laser power at 1550 nm, temperature cycling ranging between -40oC and 85 oC for 500 cycles, high temperature storage at 85 oC for 2,000 hours, low temperature storage at -40oC for 72 hours and thermal and mechanical shock. While further statistical testing is necessary, this marks the first time that our polymer modulators have successfully passed reliability tests as specified in the GR468 standard.

Results of Operations

Revenue. Substantially all of our revenue since inception has been generated from cost plus fixed fee development contracts with several U.S. government agencies or with government contractors. Our projects have primarily been to develop specialized electro-optic polymer materials and devices.

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

Research and Development Expense. Research and development expense consists primarily of:

w	compensation for employees and contractors engaged in internal research and product development activities;
w	research fees paid to the University of Washington (“UW”) and other educational institutions for contract research;
w	laboratory operations, outsourced development and processing work;
w	costs incurred in acquiring and maintaining licenses; and
w	related operating expenses.

We have ongoing minimum royalty obligations required by a technology licensing agreement with the UW totaling $75,000 annually, until we elect to cancel the license. We are currently funding researchers at the UW and other institutions to conduct ongoing research activities on a project basis.

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

We expect marketing, general and administrative expenses to increase in 2008 as we incur additional merger related expenses. If the merger is not completed as planned, we expect marketing, general and administrative expenses to increase in 2009 and beyond as we increase our product development and sales and marketing staff to qualify, develop and define market products that we commercialize and to increase the level of corporate and administrative activity, including increases associated with our operation as a public company.

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

Revenue Recognition. We recognize revenue as work progresses on long-term, cost plus fixed fee and fixed price contracts in accordance with Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Product Type Contracts, using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We use this revenue recognition methodology because we can make reasonably dependable estimates of the revenue and costs. Recognized revenues are subject to revisions as the contracts progress to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revisions become known.

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

Contract Estimates. We estimate contract costs based on the experience of our professional researchers, the experience we have obtained in our internal research efforts, and our performance on previous contracts. We believe this allows us to reasonably estimate the tasks required and the contract costs; however, there are uncertainties in estimating these costs, such as the ability to identify precisely the underlying technical issues hindering development of the technology; the ability to predict all the technical factors that may affect successful completion of the proposed tasks; and the ability to retain researchers having enough experience to complete the proposed tasks in a timely manner. Should actual costs differ materially from our estimates, we may have to adjust the timing and amount of revenue we recognize. To date, we have mitigated the risk of failing to perform under these contracts by negotiating best efforts provisions, which do not obligate us to complete contract deliverables.

Stock-based Compensation.  We account for stock-based compensation under the provisions of the of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) and Staff Accounting Bulletin No. 107 (“SAB 107”), and SAB 110, issued by the SEC in December 2007. We use the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). We use the Black-Scholes option pricing model in determining the fair value of stock options..

We issue incentive awards to our employees through stock-based compensation consisting of stock options and restricted stock units (“RSUs”). The value of RSUs is determined using the fair value method. We continue to use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected option term is based on the vesting terms of the respective options and a contractual life of ten years using the simplified method calculation as defined by SAB 107 and permitted by SAB 110. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

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

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s long-lived assets, such as property and equipment, with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Disposal Activities. Any liabilities associated with exit or disposal activities are recorded in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Obligations Associated with Disposal Activities. SFAS No. 146 requires that liabilities be recognized for exit and disposal costs only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan. Restructuring charges are included in marketing, general and administrative expense.

Equity Investments. We account for our investment in Asyrmatos under the equity method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 18 (“APB No. 18”) and FASB Interpretation No. 46( R), Consolidation of Variable Interest Entities (as amended) (“FIN 46”).

The following discussion should also be read in conjunction with our 2007 Form 10-K.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2008 and 2007

Summary
	Three Months ended June 30,		Percentage	Six Months ended June 30,		Percentage
	2008	2007	Change	2008	2007	Change
Revenue	$1,499,000	$934,000	60%	$1,983,000	$1,794,000	11%
Cost of revenue	653,000	484,000	35%	889,000	927,000	-4%
Research and development expense	628,000	567,000	11%	1,572,000	1,210,000	30%
Marketing, general and administrative expense	1,932,000	2,372,000	-19%	4,934,000	4,188,000	18%
Interest Income	65,000	301,000	-78%	186,000	622,000	-70%
Loss from Discontinued Operations	37,000	1,155,000	-97%	2,501,000	2,130,000	17%

The Board committed to a plan to sell our wholly-owned subsidiary, Plexera in May 2008. Accordingly, Plexera is reported as a discontinued operation for the three and six months ended June 30, 2008 and 2007, respectively.

Revenue. Revenue increased by $565,000 and $189,000 for the three and six months ended June 30, 2008, respectively, over the three and six months ended June 30, 2007, primarily due to increased levels of government contract activity. Aggregate revenue on governmental contracts totaled $1,377,000 and $1,850,000 for the three and six months ended June 30, 2008, an increase of $449,000 and $147,000, respectively, compared to the three and six months ended months ended June 30, 2007, primarily due to government contracts awarded in the first quarter of 2008. Backlog on our governmental contracts totaled $3,869,000 at June 30, 2008. Product revenues totaled $122,000 and $134,000 for the three and six months ended June 30, 2008, respectively, consisting of electro-optics devices and materials.

Cost of Revenue. Cost of revenue increased by $169,000 for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to increased government contract activity. Cost of revenue decreased by $38,000 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to less activity on government contracts awarded late in the first quarter of 2008. Contract costs were 45% and 46% of contract revenue for the three and six months ended June 30, 2008 respectively, compared to 52% for the three and six months ended June 30, 2007, due to lower overhead allocations rates applied to contract labor in the current periods.

Research and Development Expense. Research and development expense increased $61,000 and $362,000 to $628,000 and $1,572,000 for the three and six months ended June 30, 2008, respectively, from $567,000 and $1,210,000 for the three and six months ended June 30, 2007. Materials and supplies costs were $165,000 and $182,000 higher for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, respectively, due primarily to device packaging expenditures in the current periods. General and administrative expenses, including facilities expense increased by $86,000 and $120,000 for the three and six months ended June 30, 2008 respectively, compared to the three and six months ended June 30, 2007 due primarily to increased allocation resulting from the discontinued operations during the current period. Our allocations are based on personnel and the cessation of a segment of the business combined with the reduction in workforce of that segment caused the allocation to increase in other segments. Compensation expense, including incentive pay, increased $119,000 during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due primarily to increases in salary combined with an increase in headcount early in the first quarter of 2008. Stock-based compensation expense decreased $62,000 and $75,000 for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, due primarily to forfeitures related to the reduction in workforce associated with the Company’s exit from Plexera. Labor related costs allocated to the cost of revenue increased by $65,000, due to the increase in government contract revenue for the three months ended June 30, 2008, compared to the prior year comparative period. The amount of research and development labor allocated to the cost of sales was approximately $94,000 less during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due primarily to lower levels of government contract activity in the first quarter of 2008. Professional fees decreased by $34,000 and $33,000, respectively, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, due primarily to a decrease in contract research fees and license and royalty fees associated with our various UW agreements. Depreciation expense decreased by $16,000 and $39,000, respectively, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, due to our asset base becoming more fully depreciated.

Marketing, General and Administrative Expense. Marketing, general and administrative expense decreased $440,000 to $1,932,000 for the three months ended June 30, 2008, from $2,372,000 for the three months ended June 30, 2007. Stock-based compensation expense decreased $485,000 in the three months ended June 30, 2008, compared to the three months ended June 30, 2007 due primarily to reduction in workforce and cancellation of options associated with the Company’s exit from Plexera during the first quarter of 2008. General administrative expenses, including travel and facilities expense decreased $115,000 in the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Depreciation expense decreased by $19,000 during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to our asset base becoming more fully depreciated. Compensation expense, including incentive pay, decreased by $18,000 for the three months ended June 30, 2008 over the prior year comparative period due primarily to the reduction in headcount associated with the discontinued operations of Plexera and merger-related business restructuring. Professional services increased $196,000 during the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to legal fees associated with our proposed merger.

Marketing, general and administrative expense increased $746,000 to $4,934,000 for the six months ended June 30, 2008, from $4,188,000 for the six months ended June 30, 2007. Professional services increased $1,092,000 during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to $1,182,000 in financial advisory and legal fees primarily associated with the proposed merger with GigOptix, LLC and to increased general business consulting and legal fees and offset by a decrease of $139,000 in consulting expense. During the first six months of 2008, we also recorded a reserve for collectability of our $500,000 note receivable associated with our first quarter 2008 investment in Asyrmatos. Compensation expense, including incentive pay, increased by $117,000 during the six months ended June 30, 2008 compared over the prior year comparative period, due primarily to severance costs incurred during the first quarter of 2008. Stock-based compensation expense decreased $769,000 during the six months ended June 30, 2008, compared to the six months ended June 30, 2007 due primarily to reduction in workforce that included the elimination of some executive positions and cancellation of options associated with those eliminated positions. General administrative expenses, including travel and facilities expense decreased $155,000 during the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Depreciation expense decreased by $36,000 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due to our asset base becoming more fully depreciated.

Interest Income. Interest income decreased $236,000 and $436,000 to $65,000 and $186,000 for the three and six months ended June 30, 2008, respectively, from $301,000 and $622,000 for the three and six months ended June 30, 2007, due primarily to decreased levels of investments.

Discontinued Operations

In accordance with SFAS No. 144, the disposal of assets constitute a component of the entity and have been accounted for as discontinued operations and accordingly, the assets and liabilities have been segregated in the accompanying condensed consolidated balance sheet and classified as assets held for sale and current liabilities of disposal group held for sale. The operating results relating to these assets held for sale are segregated and reported as discontinued operations in the accompanying 2008 and 2007 condensed consolidated statements of operations.

Until March 2008, when we elected to cease operations of Plexera, we reported the results of operations of Plexera as a business segment included in continuing operations. At the end of the first quarter 2008, we ceased all operations of Plexera. In May 2008, we committed to a plan to sell the Plexera business. Substantially, all the assets and liabilities of Plexera will be included in the sale and will consist primarily of certain property and equipment, accounts payable and accrued expenses. The results of operations directly attributed to Plexera’s operations that have been reclassified from continuing operations to discontinued operations for all periods presented are as follows:

	Three Months ended June 30,		Percentage	Six Months ended June 30,		Percentage
	2008	2007	Change	2008	2007	Change
Research and development expense	$(4,000)	$813,000	-100%	$1,346,000	$1,441,000	-7%
Marketing, general and administrative expenses	41,000	342,000	-88%	1,155,000	689,000	68%
Total	$37,000	$1,155,000	-97%	$2,501,000	$2,130,000	17%

Research and development expense decreased by $817,000 and marketing, general and administrative expense decreased by $301,000 for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, due entirely due to the shutdown of Plexera and the termination of its workforce.

Research and development expense decreased by $95,000 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. We exited the Plexera business late in the first quarter of 2008 and ceased incurring additional research and development expenses at that time. We did not anticipate the cessation of Plexera during the beginning of the first quarter of 2008. We continued incurring professional fees, related to product development activities, we hired additional research personnel and increased our spending on materials and supplies resulting in an increase in the six months ended June 30, 2008, compared to the six months ended June 30, 2007, prior to the cessation of Plexera. Marketing, general and administrative expense increased during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, as we incurred additional expenses, including professional fees and severance expense, associated with our decision to exit Plexera.

Business Restructuring

In March 2008, the Company elected to exit its Bioscience business (Plexera) and to take other corporate cost savings measures. In May 2008, the Board of Directors approved a plan to sell the assets of Plexera. The Company recorded restructuring costs during the six months ended June 30, 2008 for the following categories:

	Beginning Balance	Cash Payments	Ending Balance as of June 30, 2008
Electro-Optics	$122,000	$(66,000)	$56,000
Corporate	25,000	(25,000)	-
	$147,000	$(91,000)	$56,000

	Beginning Balance	Cash Payments	Ending Balance as of June 30, 2008
Discontinued Operations	$544,000	$(456,000)	$88,000
Total	$544,000	$(456,000)	$88,000

 Costs associated with our restructuring activities are accounted for in accordance with the provisions of SFAS No. 146. Severance costs, which totaled $387,000, represent amounts to be paid to former employees of Plexera and are recorded in discontinued operations. Severance payments in the amount of $336,000 were made to former employees of Plexera during the three months ended June 30, 2008. We anticipate that the remaining severance costs provided for in conjunction with our discontinued operations will be paid during the third quarter of 2008 in the amount totaling $51,000 for former Plexera employees. Severance costs, which totaled $147,000, represent amounts to be paid to former employees of Lumera associated with out business restructuring during the three months ended March 31, 2008 and are recorded in marketing, general and administrative expenses. Severance payments in the amount of $91,000 were made to former employees of Lumera during the three months ended June 30, 2008. We anticipate the remaining severance costs will be paid in the third quarter of 2008. As a part of our restructuring, we eliminated 23 positions in Plexera, including Tim Londergan, Plexera’s President and Chief Operating Officer, 5 positions in Corporate as well as the position of Vice President of Sales and Marketing which was held by Daniel C. Lykken, an Executive Officer of the Company and part of Electro-Optics segment. The sales and marketing functions will be performed by other staff members pending our proposed merger with GigOptix, LLC (see Note 10 - Proposed Merger).

We accounted for the impairment of assets in accordance with SFAS No. 144. Following its decision to exit Plexera, management reviewed Plexera’s property and equipment to determine recoverability. The Plexera property and equipment is comprised of assets capitalized and deployed in Plexera’s business including computer equipment, furniture and office equipment, lab equipment and leasehold improvements. Plexera assets that are useful to Lumera’s ongoing business will be redeployed. Included in loss from discontinued operations for the six months ended June 30, 2008, is an impairment loss of $243,000 for certain of the Plexera assets.

In conjunction with exiting Plexera, we cancelled certain contractual commitments or otherwise provided for future contract costs under the provisions of SFAS No. 146, recording contract costs of $157,000 during the three months ended March 31, 2008. Through June 30, 2008, we made cumulative cash contract payments totaling $120,000, leaving a balance of $37,000, substantially all of which will be paid in the third quarter of 2008 and are recorded as part of current liabilities of disposal group held for sale in the accompanying condensed consolidated balance sheet.

We anticipate that substantially all of the remaining expenses associated with discontinued operations and those associated with business restructuring which were recorded during the first quarter of 2008 will be paid during the third quarter of 2008. Future periods will reflect significantly lower research and development expenses, primarily related to lower compensation costs following our Plexera work force reduction and professional fees related to the cessation of Plexera product development activities. Marketing, general and administrative costs will also decline associated with the cost savings measures taken following the March 2008 business restructuring.

Segment Revenues and Operating Loss

Revenue and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. and include certain allocations attributable to each segment. Segment information presented is presented on a basis consistent with our internal management reporting, in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately. Plexera’s results of operations are now reported as discontinued operations, in accordance with SFAS No. 144.

	For the three months ended			For the six months ended
	June 30,		Percentage	June 30,		Percentage
	2008	2007	Change	2008	2007	Change
Revenue
Electro-optics	$1,499,000	$934,000	60%	$1,983,000	$1,794,000	11%
Total	$1,499,000	$934,000	60%	$1,983,000	$1,794,000	11%

Operating Loss
Electro-optics	$(287,000)	$(428,000)	-33%	$(1,608,000)	$(940,000)	71%
Corporate expenses	(1,427,000)	(2,061,000)	-31%	(3,804,000)	(3,591,000)	6%
Total loss from continuing operations	$(1,714,000)	$(2,489,000)	-31%	$(5,412,000)	$(4,531,000)	19%

Loss from Discontinued Operations	$(37,000)	$(1,155,000)	-97%	$(2,501,000)	$(2,130,000)	17%

Electro-optics

Revenue. Revenue increased by $565,000 and $189,000 for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, respectively, primarily due to increased levels of government contract activity. Aggregate revenue on governmental contracts totaled $1,377,000 and $1,850,000 for the three and six months ended June 30, 2008, an increase of $449,000 and $147,000 over the three and six months ended June 30, 2007. Backlog on our governmental contracts totaled $3,869,000 at June 30, 2008. Electro-optic product revenues totaled $122,000 during the three months ended June 30, 2008 and $134,000 for the six months ended June 30, 2008.

Operating Loss. Our Electro-optics segment operating loss decreased by $141,000 for the three months ended June 30, 2008, compared to the three months ended June 30, 2007 and increased by $668,000 during the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Gross profit, primarily related to higher governmental contract revenue, increased by $396,000 and $226,000, respectively, while operating costs increased by $255,000 and $894,000, respectively, during the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007. Professional fees mostly associated with consulting, IP legal and subcontracting expense increased by $167,000 and $255,000, respectively, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. Materials and supplies expense increased by $165,000 and $182,000, respectively, for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007. General and administrative activities, including facilities, associated with product commercialization efforts increased by $79,000 and $187,000, respectively, for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007 due primarily to increased allocation resulting from the Plexera discontinued operations. Our allocations are based on personnel and the cessation of a segment of the business combined with the reduction in workforce of that segment caused the allocation to increase in other segments. Compensation costs, including incentive pay, increased by $316,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due primarily to an increase in severance costs related to the business restructuring combined with an increase in salary expense associated with wage increases for the current periods. Increased government contract activities, during the three months ended June 30, 2008, resulted in additional labor and related overhead costs to be allocated to cost of revenue reducing research and development expense by $66,000 during the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The amount of research and development expense allocated to the cost of sales was approximately $94,000 less during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due primarily to lower levels of government contract activity associated with the timing of awards in the first quarter of 2008. Stock-based compensation costs decreased by $63,000 and $69,000 for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, due primarily to forfeitures related to reduction in workforce. License and royalty fees decreased by $33,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due primarily to a decrease in license and royalty fees associated with our various UW agreements associated with our UW agreements. Depreciation expense decreased by $15,000 and $39,000 for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, respectively, due to our asset base becoming more fully depreciated.

Corporate Expenses

Corporate expenses. Certain corporate expenses primarily consist of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

Total corporate expenses decreased by $634,000 in the three months ended June 30, 2008. Stock-based compensation decreased by $479,000 for the three months ended June 30, 2008, compared to the three months ended June 30, 2007 due primarily to reduction in workforce including the elimination of some executive positions and cancellation of options. General and administrative costs, including facilities and travel, decreased by $113,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due primarily to less expense associated with our business restructuring. Depreciation expense decreased by $18,000 for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, due to our asset base becoming more fully depreciated. Compensation costs, including incentive pay, decreased by $14,000 for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, mostly associated with a reduction in workforce.

Total corporate expenses increased by $213,000 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Professional fees mostly associated with financial advisory services and legal fees primarily associated with the proposed merger with GigOptix LLC, increased $832,000 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. During the six months ended June 30, 2008, we incurred a loss of $500,000 on a long-term receivable we have deemed uncollectible. Stock-based compensation expense decreased $775,000 during the six months ended June 30, 2008, compared to the six months ended June 30, 2007 due primarily to reduction in workforce that included the elimination of some executive positions and cancellation of associated options. General and administrative costs, including facilities, depreciation expense and travel, decreased by $224,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Total compensation costs, including incentive pay, decreased by $81,000 for the six months ended June 30, 2007, compared to the six months ended June 30, 2007 due primarily to a reduction in workforce due to the business restructuring. Depreciation expense decreased by $36,000 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due to our asset base becoming more fully depreciated.

Discontinued Operations

Discontinued Operations. In accordance with SFAS No. 144, the disposal of assets constitute a component of the entity and have been accounted for as discontinued operations. The operating results relating to these assets held for sale are segregated and reported as discontinued operations in the accompanying 2008 and 2007 condensed consolidated statements of operations.

The loss related to Plexera, classified as discontinued operations for all periods presented, was approximately $37,000 and $2,501,000 for the three and six months ended June 30, 2008, compared to a loss of $1,155,000 and $2,130,000 for the three and six months ended June 30, 2007, respectively. The decrease in expense is due to the decision of the Company to exit the Plexera business which occurred late in March of 2008.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common and convertible preferred stock, convertible notes and, to a lesser extent, through revenues from development contracts and sales of services. We had an accumulated deficit of $84.5 million as of June 30, 2008. We had $5.7 million in cash and cash equivalents at June 30, 2008.

On July 16, 2008, we sold 4 million shares of our common stock and warrants to purchase an additional 2 million shares through a registered direct offering, for net proceeds of approximately $2.8 million, after deducting offering fees and expenses. The shares and warrants were offered pursuant to the Company's effective shelf registration statement that was previously filed on Form S-3 with the Securities and Exchange Commission. We intend to use the net proceeds from this offering for general corporate purposes and to meet minimum working capital requirements under the conditions of the previously announced proposed merger with GigOptix. For each share of common stock purchased in the offering, the investor was also issued warrants to purchase 0.50 shares of common stock for a combined issue price of $0.76 per unit, before deducting offering fees and expenses. The shares of common stock and warrants are immediately separable and were issued separately. The warrants have an exercise price of $0.76 per share, subject to adjustment, have a five-year term, and are not exercisable prior to six months after issuance.

Net cash used in operating activities increased by $3,903,000 to $8,348,000 for the six months ended June 30, 2008, from $4,445,000 for the six months ended June 30, 2007. We used $1,354,000 in cash to fund our Electro-optics activities during the six months ended June 30, 2008, an increase of $775,000 over the six months ended June 30, 2007, primarily due to an increase in compensation expense mostly associated with severance expense combined with increased salary expense for the period. We used $4,459,000 in cash to fund corporate expenses during the six months ended June 30, 2008, an increase of $2,485,000 over the six months ended June 30, 2007 due primarily to incurred costs associated with merger activities and costs associated with the business restructuring. Discontinued operations used cash of $2,535,000 for the six months ended June 30, 2008 compared to $1,892,000 for the six months ended June 30, 2007, an increase of $643,000 due primarily to costs associated with halting business activities of Plexera.

Net cash provided by investing activities totaled $6,909,000 for the six months ended June 30, 2008, compared to net cash used in investing activities of $3,145,000 for the six months ended June 30, 2007. Capital expenditures totaled $141,000 for the six months ended June 30, 2008, compared with $289,000 for the six months ended June 30, 2007. These costs resulted primarily from laboratory equipment purchases. Maturities of investment securities totaled $7,550,000 for the six months ended June 30, 2008. Purchases, net of investment securities for June 30, 2007, totaled $2,856,000. We loaned $500,000 to Asyrmatos, Inc., in exchange for a long-term note receivable during the first quarter of 2008.

Net cash of $40,000 was provided by financing activities for the six months ended June 30, 2008 due to the exercise of stock options. No net cash was provided by financing activities for the six months ended June 30, 2007.

Our future capital requirements will depend on numerous factors, including: the successful culmination of our proposed merger with GigOptix; the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.

We expect that our cash used in operations will increase in 2008 as we incur additional merger related expenses. If the merger is not completed as planned, we our expect marketing, general and administrative expenses to increase in 2009 and beyond as we increase our product development and sales and marketing staff to qualify, develop and define market products that we commercialize and to increase the level of corporate and administrative activity, including increases associated with our operation as a public company.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that the $5.7 million in cash and cash equivalents, the $2.8 million from the July 2008 sale of common shares and revenues from our existing contractual relationships, will be sufficient to fund our continuing operations through at least 2009. We expect that subsequent to receipt of proceeds from our July 2008 stock offering that we will meet the minimum net working capital requirements required by our Merger Agreement, and accordingly do not have plans to raise additional capital through the proposed merger closing.

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

Consummation of the merger, which requires the approval of the Lumera stockholders, is subject, among other things, to the effectiveness of the Form S-4 registering GigOptix, Inc.’s common stock issued to Lumera stockholders in the Lumera Merger and the listing of said stock on a NASDAQ exchange. The Merger Agreement contains customary representations, warranties and covenants of Lumera and GigOptix, including, among others, covenants (i) to conduct their respective businesses in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. As a condition of closing, Lumera must have net working capital of at least $6 million, subject to diminution of $10,000 per day that the closing occurs after June 30, 2008. The Company has an additional financial advisory fee commitment totaling $750,000 due only upon completion of the merger.

The Merger Agreement contains customary representations, warranties and covenants of Lumera and GigOptix, including, among others, covenants (i) to conduct their respective businesses in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. As a condition of closing, Lumera must have net working capital of at least $6 million as of the closing date. As of June 30, 2008, the Company has an additional financial advisory fee commitment totaling $750,000 due only upon completion of the merger.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 15, (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operations. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. We adopted the provisions of SFAS No. 157 on January 1, 2008 for our financial assets and financial liabilities.  Details related to the adoption of SFAS No. 157 and the impact on our financial position, results of operations or cash flows is more fully discussed in the Financial Statements at Note 10 - Fair Value.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)") which replaces SFAS No.141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not allowed. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our cash equivalents are at fixed interest rates, and as such, the fair value of these instruments is affected by changes in market interest rates. Due to the generally short-term maturities of these securities, however, we believe that the market risk arising from our holdings of these financial instruments is not material.

Our investment policy restricts investments to ensure principal preservation and liquidity. We invest cash that we expect to use within approximately sixty days in Money Market Funds and U.S. treasury-backed instruments. We invest cash in excess of sixty days of our requirements in high-quality investment securities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control - There was no change in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our planned merger with GigOptix involves risk that could be harmful to our business.

Under the terms of the merger agreement with GigOptix, we and GigOptix will become wholly-owned subsidiaries of a newly formed company, GigOptix, Inc. (“Holdings”). The planned merger involves certain risks including, but not limited to:

•	difficulties assimilating the merged operations and personnel;

•	potential disruptions of our ongoing business;

•	the diversion of resources and management time;

•	the possibility that uniform standards, controls, procedures and policies may not be maintained;

•	risks associated with entering new markets in which we have little or no experience;

•	the potential impairment of relationships with employees or customers as a result of changes in management;

•	difficulties in evaluating the future financial performance of the merged businesses;

•	difficulties integrating network equipment and operating support systems;

•	brand awareness issues related to the combined companies; and

•	risks associated with attainment of targeted synergy and savings goals including reductions in personnel, reductions or changes in current and proposed spending, and changes to current business plans.

The impact of these risks on us could be exacerbated if the merger does not close as anticipated, or if closing is delayed.

The planned merger with GigOptix could cause shares of our stock to become worthless.

The value of our common stock as of the merger agreement date, or on the date of our annual meeting, may not be indicative of the price of Holdings’ common stock after the merger is completed. The value of shares of our common stock may vary significantly between the date of the merger agreement, the date of the annual meeting and the date of the completion of the merger. These variations may result from, among other factors, changes in the businesses, operations, results and prospects of the companies, market expectations of the likelihood that the merger will be completed and the timing of completion, the prospects of post-merger operations, the effect of any conditions or restrictions imposed on or proposed with respect to the combined company by regulatory agencies and authorities, general market and economic conditions and other factors. The Lumera exchange ratio for the merger is fixed and, except as required to facilitate the listing of Holdings’ common stock on the NASDAQ Global Market or in connection with the issuance of additional shares of stock before the closing date of the merger, will not be adjusted based on any change in our stock price or the value of the GigOptix membership units before the merger.

GigOptix is privately held and information regarding it is not publicly available.

GigOptix is a privately held company and information relating to it is not publicly available. On February 6, 2008, we signed a Mutual Confidentiality and Non-Disclosure Agreement with GigOptix which provided for the sharing between the parties of technical and other confidential information and provided for restrictions on the use thereof by the receiving party. The decision to pursue the merger was based on information obtained pursuant to this agreement. Information about GigOptix and the combined company’s financials will not be publicly available until we file our Registration Statement Proxy on Form S-4. That information could be perceived negatively by the market.

The surviving company may fail to realize the anticipated benefits of the merger.

Holdings’ future success will depend in significant part on its ability to realize the cost savings, operating efficiencies and new revenue opportunities that we expect to result from the integration of our and GigOptix businesses. Holdings’ operating results and financial condition will be adversely affected if it is unable to integrate successfully our operations and the operations of GigOptix, fails to achieve or achieve on a timely basis such cost savings, operating efficiencies and new revenue opportunities, or incurs unforeseen costs and expenses or experiences unexpected operating difficulties that offset anticipated cost savings. In particular, the integration of GigOptix and us may involve, among other matters, integration of sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance, network infrastructure and other systems and operating hardware and software, some of which may be incompatible and therefore may need to be replaced.

Our stockholders will have reduced ownership and voting interests in the combined company and will be able to exercise less influence over management following the merger. Immediately after the merger, based on the exchange ratios contained in the merger agreement, pre-merger Lumera stockholders will collectively own a smaller percentage of Holdings common stock than they did of our common stock prior to the merger. Consequently, our stockholders will be able to exercise less influence over the management and policies of Holdings than they currently exercise over us.

We will be subject to business uncertainties and contractual restrictions while the merger is pending that could adversely affect our business.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us and, consequently, on the combined company. Although we intend to take actions to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with the two companies. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their future roles with the combined company. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be seriously harmed.

The merger agreement restricts us from making acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise before completion of the merger or, if the merger is abandoned, termination of the merger agreement.

Failure to complete the merger could negatively affect us.

If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

•	we will not realize the benefits expected from becoming part of a combined company, including a potentially enhanced competitive and financial position;

•	the trading price of our common stock may decline to the extent that the current market price of the common stock reflects a market assumption that the merger will be completed;

•
current and prospective employees may experience uncertainty about their future roles with us, which may adversely affect our ability to attract and retain key management, marketing and technical personnel; and

•	some costs related to the merger, such as legal, accounting and some financial advisory fees, must be paid even if the merger is not completed.

If the proposed merger closes, the listing of Holdings’ common stock on the NASDAQ Global Market may require us to reduce the number of shares of Holdings’ common stock our shareholders receive in the merger.

Our common stock is currently listed for trading on the NASDAQ Global Market. On May 16, 2008, we received a Staff Deficiency Letter from The NASDAQ Stock Market which stated that our stockholders’ equity at March 31, 2008 was less than the $10 million minimum in stockholders’ equity required for continued listing on The NASDAQ Global Market under Marketplace Rule 4450(a)(3). We have provided the NASDAQ staff with a plan to achieve and sustain compliance with all of The NASDAQ Global Market listing requirements, including the minimum stockholders’ equity requirement. Should our plan to regain compliance be deemed insufficient by NASDAQ, we will pursue a transfer to the NASDAQ Capital Market because we meet the continued listing requirements for that market.

As a condition to completion of the merger, Holdings must meet the initial listing requirements to initiate the listing and trading of its shares on the NASDAQ Global Market or qualify for an alternative listing on the NASDAQ Capital Market. These initial listing requirements are more difficult to achieve than the continued listing requirements under which we are now trading. In order for Holdings’ common stock to be listed on the NASDAQ Global Market, it must satisfy a $5.00 minimum bid price initial listing requirement and $10 million of stockholder equity. In accordance with the merger agreement, we and GigOptix will review together the trading prices of our common stock with a view to assessing the ability of Holdings’ common stock to satisfy the NASDAQ Global Market’s $5.00 minimum bid price initial listing requirement. If, based on such trading prices, it appears reasonably likely that the trading prices of Holdings’ common stock would appear to fail to meet this requirement, we and GigOptix are required to reduce proportionately the Lumera exchange ratio and the GigOptix exchange ratio. Such a reduction to the exchange ratios will decrease the total number of shares of Holdings’ common stock to be issued in the merger and thereby increase the expected trading prices for Holdings common stock to a level we and GigOptix consider reasonably sufficient to meet the minimum bid price requirement. The NASDAQ Capital Market requires a $4.00 minimum initial bid price.

The merger may not close because we or GigOptix may not satisfy conditions to closing.

Our obligations and the obligations of GigOptix to complete the merger are subject to the satisfaction of the following conditions:

•	the adoption of the merger agreement and approval of the transactions contemplated thereby by our stockholders;

•	the approval of the charter amendment proposal by our stockholders;

•	the absence of any judgment or other legal prohibition of any court or other governmental entity that prohibits the completion of the merger;

•	the declaration by the SEC of the effectiveness of the registration statement relating to the merger;

•	the authorization for listing of Holdings’ common stock issuable pursuant to the merger on the NASDAQ Global Market or, if such listing is not reasonably practicable, the NASDAQ Capital Market;

•	the disposition or winding down of our Plexera business division;

•	the truth and accuracy of the representations and warranties of the other party, subject to the material adverse effect standard provided in the merger agreement;

•	the performance in all material respects of the other party’s obligations under the merger agreement;

•
the absence of any change, event, violation, inaccuracy, circumstance or effect that, individually or in the aggregate, has had or is reasonably expected to have a material adverse effect on the other party and its subsidiaries, taken as a whole;

•	the receipt by each party of the required closing certificate from the other party;

•	the receipt by us of executed lock-up agreements relating to our common stock from certain holders of GigOptix membership units;

•	the predecessor company of GigOptix not having repaid any of its indebtedness, except for ordinary course distributions; and

•	our net working capital (as defined in the merger agreement) being at least $6,000,000 at the closing date, subject to reduction of $10,000 per day if the closing date occurs after June 30, 2008.

We or GigOptix may not be able to satisfy in a timely manner one or more of the conditions required to be satisfied prior to the closing of the merger. With some exceptions, both we and GigOptix each generally may waive conditions that apply to its closing obligations under the Merger Agreement.

If the proposed merger closes, Holdings’ dependence on third-party manufacturing and supply relationships increases the risk that Holdings will not have an adequate supply of products to meet demand or that the cost of materials will be higher than expected.

GigOptix has historically depended upon third parties to manufacture, assemble or package its products. We expect that this practice will continue following the merger. As a result, Holdings will be subject to risks associated with these third parties, including:

•	reduced control over delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	difficulties selecting and integrating new subcontractors;

•	potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to Holdings;

•	potential increases in prices;

•	potential instability in countries where third-party manufacturers are located; and

•	potential misappropriation of its intellectual property.

Outside foundries generally manufacture products on a purchase order basis, and GigOptix has very few long-term supply arrangements with these suppliers. GigOptix has less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. A manufacturing disruption experienced by one or more of the outside foundries or a disruption of Holdings’ relationship with an outside foundry, including discontinuance of its products by that foundry, would negatively impact the production of certain of Holdings’ products for a substantial period of time.

If the proposed merger closes, integrating GigOptix’s and our businesses may divert management’s attention away from operations.

Successful integration of the operations, products and personnel of GigOptix and us may place a significant burden on management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could otherwise harm Holdings’ business, financial condition and operating results. The integration will require efforts from each company, including the coordination of their general and administrative functions. For example, integration of administrative functions includes coordinating employee benefits, payroll, financial reporting, purchasing and disclosure functions. Delays in successfully integrating and managing employee benefits could lead to dissatisfaction and employee turnover. Problems in integrating purchasing and financial reporting could result in control issues, including unplanned costs. In addition, the combination of GigOptix’s and our organizations may result in greater competition for resources and elimination of product development programs that might otherwise be successfully completed.

If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires an independent registered public accounting firm to attest to, and report on, management’s assessment of internal controls over financial reporting.

Management, including the chief executive officer and chief financial officer, do not expect that the internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

It is possible that we or our independent registered public accounting firm will identify a material weakness in our internal controls in the future. If our internal controls over financial reporting are not considered effective, we may experience a restatement and/or a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

The complexity of our products may lead to errors, defects and bugs, which could result in the necessity to redesign products and could negatively impact our reputation with customers.

Products as complex as our products may contain errors, defects and bugs when first introduced or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and to attract new customers. In particular, certain of our products are customized or designed for integration into specific network systems. If, after we have incurred significant expenses in designing such products, the products experience defects or bugs, we may need to undertake a redesign of the product, a process which may result in significant additional expenses.

We may also be required to make significant expenditures of capital and resources to resolve such problems. There is no assurance that problems will not be found in new products after commencement of commercial production, despite testing by us, our suppliers or our customers.

ITEM 5. OTHER INFORMATION

In a letter dated July 25, 2008, NASDAQ staff indicated that NASDAQ believed the Company had provided a definitive plan evidencing its ability to achieve and sustain compliance with the Rule referenced above and, as such, determined to grant an extension of time.

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

LUMERA CORPORATION

Date: August 11, 2008	/s/ JOSEPH J. VALLNER
Joseph J. Vallner
President, Interim Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2008	/s/ PETER J. BIERE
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed.

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the
Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the
Securities Exchange Act of 1934, as adopted pursuant to Section 302
Of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350,
Chapter 63 of Title 18, United States Code, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350,
Chapter 63 of Title 18, United States Code, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002