Form 10-Q
period 2008-09-30
LUMERA CORP
filed 2008-11-07
CIK 1137399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 24,088,352 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I
FINANCIAL INFORMATION

Page
Item 1 - Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations for the three and nine months ended
September 30, 2008 and 2007	4

Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended
September 30, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 -Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 - Controls and Procedures	23

PART II
OTHER INFORMATION

Item 1 - Legal Proceedings	24

Item 1A - Risk Factors	24

Item 6 – Exhibits	28

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$7,045,000	$7,132,000
Investment securities, available-for-sale	-	7,494,000
Accounts receivable	3,000	57,000
Costs and estimated earnings in excess of billings on uncompleted contracts	559,000	101,000
Other current assets	334,000	350,000
Total current assets	7,941,000	15,134,000

Property and equipment, net	1,988,000	2,319,000
Assets held for sale	34,000	314,000
Restricted investments	700,000	700,000
Other assets	46,000	46,000
TOTAL ASSETS	$10,709,000	$18,513,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$675,000	$923,000
Deferred rent, current portion	117,000	105,000
Accrued liabilities	988,000	1,055,000
Current liabilities of disposal group held for sale	-	879,000
Total current liabilities	1,780,000	2,962,000

Deferred rent, net of current portion	211,000	303,000
Total liabilities	1,991,000	3,265,000

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 120,000,000 shares authorized; 24,088,352 shares issued and outstanding at September 30, 2008, and 20,055,852 shares issued and outstanding at December 31, 2007	24,000	20,000
Additional Paid-in Capital	94,717,000	91,998,000
Accumulated other comprehensive income	-	4,000
Accumulated deficit	(86,023,000)	(76,774,000)
Total shareholders' equity	8,718,000	15,248,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,709,000	$18,513,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$1,565,000	$624,000	$3,548,000	$2,418,000
Cost of revenue	785,000	344,000	1,674,000	1,271,000

GROSS PROFIT	780,000	280,000	1,874,000	1,147,000

Research and development expense	437,000	938,000	2,009,000	2,148,000
Marketing, general and administrative expense	1,913,000	2,822,000	6,847,000	7,010,000

Total operating expenses	2,350,000	3,760,000	8,856,000	9,158,000

Loss from operations	(1,570,000)	(3,480,000)	(6,982,000)	(8,011,000)

Interest income	44,000	266,000	230,000	888,000

Loss from continuing operations	(1,526,000)	(3,214,000)	(6,752,000)	(7,123,000)
Income/(Loss) from discontinued operations	4,000	(1,617,000)	(2,497,000)	(3,747,000)

Net loss	$(1,522,000)	$(4,831,000)	$(9,249,000)	$(10,870,000)

NET INCOME/(LOSS) PER SHARE-BASIC AND DILUTED -
Continuing Operations	$(0.06)	$(0.16)	$(0.32)	$(0.35)
Discontinued Operations	$0.00	$(0.08)	$(0.12)	$(0.19)
Total	$(0.06)	$(0.24)	$(0.44)	$(0.54)

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	23,407,193	20,055,352	21,200,773	20,055,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net loss	$(1,522,000)	$(4,831,000)	$(9,249,000)	$(10,870,000)
Other comprehensive income (loss) - Unrealized holding gain (loss) arising during period	-	10,000	(4,000)	8,000
Comprehensive loss	$(1,522,000)	$(4,821,000)	$(9,253,000)	$(10,862,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 LUMERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(9,249,000)	$(10,870,000)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	559,000	668,000
Reserve for collectibility of long-term note receivable	500,000	-
Noncash expenses related to issuance of stock, options and amortization of deferred compensation	(56,000)	1,814,000
Impairment expense	243,000	-
Amortization on investments	(60,000)	(315,000)
Noncash deferred rent, net	(80,000)	(65,000)
Change in assets and liabilities:
Accounts receivable	54,000	290,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(458,000)	177,000
Other current assets	16,000	(1,000)
Accounts payable (including current liabilities of disposal group held for sale)	(702,000)	(177,000)
Accrued liabilities (including current liabilities of disposal group held for sale)	(492,000)	670,000
Net cash used in operating activities	(9,725,000)	(7,809,000)

Cash flows from investing activities
Maturities of investment securities	7,550,000	29,800,000
Purchases of investment securities	-	(23,040,000)
Issuance of long term note receivable	(500,000)	-
Purchases of property and equipment	(191,000)	(524,000)
Net cash provided by investing activities	6,859,000	6,236,000

Cash flows from financing activities:
Net proceeds from issuance of stock	2,739,000
Net proceeds from the exercise of stock options	40,000	-
Net cash provided by financing activities	2,779,000	-

Net decrease in cash and cash equivalents	(87,000)	(1,573,000)
Cash and cash equivalents at beginning of period	7,132,000	10,521,000
Cash and cash equivalents at end of period	$7,045,000	$8,948,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Lumera Corporation (“Lumera” or the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the United States of America Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2007 annual report on Form 10-K as filed with the SEC and updated disclosures related to discontinued operations on the Company’s Form 8-K filed September 5, 2008.

These financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contain all of the adjustments (normal and recurring in nature) necessary, in our opinion, to state fairly our financial position as of September 30, 2008 and the results of operations, statement of comprehensive loss and cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those which might be expected for the full year or any future period.

Through the first quarter of 2008, we managed our business in two reportable segments: Electro-optics and Bioscience. In 2007, we contributed substantially all of the assets of our Bioscience segment to a newly formed wholly-owned subsidiary company. Plexera Bioscience LLC (“Plexera”) was formed to further clarify the purpose, business and funding requirements and market opportunities for both Lumera and Plexera. In March 2008, the Company elected to exit its Bioscience business, ceasing further investment in Plexera. In May 2008, the Company determined that it would sell its interests in Plexera or otherwise dispose of Plexera’s assets and intellectual property. Based on the commitment to halt the business and approval to sell the business without any continuing involvement in the business after the sale, the Company determined the accounting requirements of SFAS No. 144 (“SFAS No. 144”) Accounting for the Impairment or Disposal of Long-Lived Assets for classifying the Plexera assets as held for sale and current liabilities of disposal group held for sale and reporting their results of operations as discontinued operations had been met (See Note 7 - Discontinued Operations). The condensed consolidated statements of operations for prior periods have been adjusted to conform to this presentation.

We account for long-lived assets in accordance with SFAS No. 144. This statement requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows using the Company’s incremental borrowing rate.

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

We account for our investment in Asyrmatos, Inc. under the equity method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 18 (“APB No. 18”) and FASB Interpretation No. 46( R), Consolidation of Variable Interest Entities (as amended) (“FIN 46”). (See Note 12 – Investment in Equity of Asyrmatos, Inc.).

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

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock. As of September 30, 2008 and 2007, we had outstanding common stock options and warrants to purchase an aggregate of 5,977,188 and 4,615,152, respectively, which were excluded from the calculation of diluted earnings per share.

As a result of the decision to cease Plexera operations, earnings or losses allocated to the Plexera business are presented as discontinued operations in the accompanying condensed consolidated financial statements.

4. Property and equipment

Property and equipment are stated at cost. We classify the net carrying values of property and equipment as held for sale when the assets are actively marketed, their sale is considered probable within one year and various other criteria relating to their disposition are met. We discontinue depreciation of the property and equipment at that time. In accordance with SFAS No. 144, we report expense of assets classified as held for sale in discontinued operations for all periods presented if we will sell the assets on terms where we have no continuing involvement after the sale. If active marketing ceases or the assets no longer meet the criteria to be classified as held for sale, we reclassify the assets as held for use and resume depreciation. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the initial lease term.

A summary of property and equipment at September 30, 2008 and December 31, 2007 follows:

	September 30,	December 31,
	2008	2007

Computer Equipment	$905,000	$856,000
Furniture and Office Equipment	215,000	201,000
Lab equipment	4,935,000	4,754,000
Leasehold improvements	3,938,000	3,938,000
	$9,993,000	$9,749,000
Less: Accumulated depreciation	(8,005,000)	(7,430,000)
	$1,988,000	$2,319,000

Long-lived assets are reviewed by management for impairment of fair value whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Included in accumulated depreciation is an impairment loss of $243,000 for certain of the Plexera assets. Plexera assets and accumulated depreciation, including impairment charge are shown in Discontinued Operations – Note 7.

5. Stock-Based Compensation

We account for stock-based compensation costs under the provisions of SFAS No. 123(R), Share-Based Payment, (“FAS 123R”) and Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005 and SAB 110 issued by the SEC in December 2007.

Share based compensation expense The following table shows the share-based compensation expense (benefit) related to employee grants recorded in the three and nine months ended September 30, 2008 and 2007:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Share-based payment expense in:
Research and development expense	$50,000	$83,000	$98,000	$207,000
Marketing, general and administrative expense	41,000	341,000	170,000	1,245,000
	$91,000	$424,000	$268,000	$1,452,000

The table above excludes $330,000 in net benefit recorded to stock-based compensation due to forfeitures related to discontinued operations for the nine-months ended September 30, 2008. The table above excludes $6,000 of non-employee option expense for the nine months ended September 30, 2008, accounted for in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We reduced share-based compensation expense by $74,000 and $688,000, for the three and nine months ended September 30, 2008, respectively, mostly due to workforce related forfeitures of unvested options during the three and nine months ended September 30, 2008. There were no stock option exercises for the three months ended September 30, 2008. Cash received from the exercise of options totaled $40,000 for the nine months ended September 30, 2008. There were no stock option exercises for the three and nine months ended September 30, 2007.

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

Valuation assumptions We use the Black-Scholes option pricing model in determining the fair value of stock options, employing the following key assumptions during each respective period:

	For the Nine Months Ended September 30,
	2008	2007
Risk Free Interest Rate	2.53% - 3.87%	4.32% - 5.06%
Expected Life (in years)	6.25	6.25
Dividend Yield	0.0%	0.0%
Volatility	75.0%	70.0%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. The expected term of the option is based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 110. Expected volatility is determined by blending the annualized daily historical volatility of our stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. Our estimated forfeiture rate as of September 30, 2008 was 9%, compared to 4% as of September 30, 2007. In conjunction with our restructuring activities in March 2008, we reviewed our inception-to-date forfeitures, including forfeitures attributable to the reduction in work force. As a result of our review, we changed our estimated forfeiture rate to 9% effective beginning in the first quarter of 2008, applicable to previously granted but unvested option grants and to option grants during the current quarterly period. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

Share-based Payment Award Activity The following table summarizes the activity for employees under our Option Plans for the nine months ended September 30, 2008:

Share-based Payment Award Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Shares Outstanding as of December 31, 2007	3,070,376	$4.96	7.32		-
Granted	393,150	2.23		$1.52	-
Forfeited/expired/cancelled:	(1,428,963)	5.26			-
Exercised	(20,000)	2.00			$13,000
Outstanding at September 30, 2008	2,014,563	$4.25	7.44		$-
Options exercisable at September 30, 2008	1,296,562	$4.76	6.77		$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at September 30, 2008.

There were no options granted during the three months ended September 30, 2008. The weighted average grant date fair value of options granted was $2.47 during the three months ended September 30, 2007. There were no options exercised for the three months ended September 30, 2008 or 2007. The aggregate fair value of stock options vested during the three months ended September 30, 2008 and 2007 was $90,000 and $216,000, respectively.

The weighted average grant date fair value of options granted was $1.52 and $2.92 during the nine months ended September 30, 2008, and 2007, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2008, was $13,000, determined as of the date of option exercise. There were no options exercised for the nine months ended September 30, 2007. The aggregate fair value of stock options vested during the nine months ended September 30, 2008 and 2007 was $1,077,000 and $1,466,000, respectively.

As of September 30, 2008, there was approximately $670,000, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a remaining requisite service period of 2 years.

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

Identifiable assets by segment are not used in the Chief Operating Decision Makers’ analysis and have been excluded. Depreciation is allocated to each segment based on management’s estimate of property and equipment. The revenues and operating loss by reportable segment are as follows:

	For the three months ended			For the nine months ended
	September 30,		Percentage	September 30,		Percentage
	2008	2007	Change	2008	2007	Change
Revenue
Electro-optics	$1,565,000	$624,000	151%	$3,548,000	$2,418,000	47%
Total	$1,565,000	$624,000	151%	$3,548,000	$2,418,000	47%

Operating Loss
Electro-optics	$(54,000)	$(1,057,000)	-95%	$(1,662,000)	$(1,997,000)	-17%
Corporate expenses	(1,516,000)	(2,423,000)	-37%	(5,320,000)	(6,014,000)	-12%
Total loss from continuing operations	$(1,570,000)	$(3,480,000)	-55%	$(6,982,000)	$(8,011,000)	-13%

Income/(Loss) from Discontinued Operations	$4,000	$(1,617,000)	-100%	$(2,497,000)	$(3,747,000)	-33%

7. Discontinued Operations

In May 2008, the Company committed to a plan to sell or otherwise dispose of the assets and intellectual property of its Plexera business. Substantially all the assets of Plexera will be included in the sale and will consist primarily of intellectual property and certain property and equipment.

In accordance with SFAS No. 144, the disposal of assets constitute a component of the entity and have been accounted for as discontinued operations and accordingly, the assets and liabilities have been segregated in the accompanying condensed consolidated balance sheet and classified as assets held for sale and current liabilities of disposal group held for sale. The operating results relating to these assets held for sale have been reclassified from continuing operations and reported as discontinued operations in the accompanying 2008 and 2007 condensed consolidated statement of operations.
We accounted for the impairment of assets in accordance with SFAS No. 144. Following its decision to exit Plexera, management reviewed Plexera’s property and equipment to determine recoverability. The Plexera property and equipment is comprised of assets capitalized and deployed in Plexera’s business including computer equipment, furniture and office equipment, lab equipment and leasehold improvements. Plexera assets that are useful to Lumera’s ongoing business have been redeployed. Included in loss from discontinued operations for the nine months ended September 30, 2008 is an impairment loss of $243,000 for certain of the Plexera assets.

In conjunction with exiting Plexera in March 2008, we recorded severance costs under the provision of SFAS No. 146, recording a reserve for severance costs of $387,000. Through September 30, 2008 we made cash severance payments totaling $387,000, leaving a zero reserve balance.

In conjunction with exiting Plexera, we cancelled certain contractual commitments or otherwise provided for future contract costs under the provisions of SFAS No. 146, recording contract costs of $157,000 during the three months ended March 31, 2008. Through September 30, 2008, we made cumulative cash contract payments totaling $157,000, leaving a zero reserve balance.

	Severance Costs	Contract Costs	Total

Beginning Balance	$387,000	$157,000	$544,000

Cash Payments	-	(75,000)	(75,000)

Ending Balance at March 31, 2008	387,000	82,000	469,000

Cash Payments	(336,000)	(45,000)	(381,000)

Ending Balance at June 30, 2008	51,000	37,000	88,000

Cash Payments	(51,000)	(37,000)	(88,000)

Ending Balance at September 30, 2008	$-	$-	$-

8. Business Restructuring

In March 2008, the Company elected to exit its Bioscience business, ceasing further investment in Plexera (See Note 7 – Discontinued Operations), and to take other corporate cost savings measures. The Company took certain immediate actions to reduce cash expenditures including reducing its overall workforce and cancelling or postponing certain contractual commitments outside of exiting Plexera. Accordingly, the Company recorded restructuring costs to marketing, general and administrative expense totaling $147,000 during the three months ended March 31, 2008.

Costs associated with our restructuring activities are accounted for in accordance with the provisions of SFAS No. 146. All of these costs have been paid as of September 30, 2008 and no reserve for restructuring activities remains. As a part of our restructuring, we eliminated 5 positions in Corporate as well as the position of Vice President of Sales and Marketing which was held by Daniel C. Lykken, an Executive Officer of the Company and part of the Electro-Optics segment. The sales and marketing functions will be performed by other staff members pending our proposed merger with GigOptix, LLC (see Note 11 – Proposed Merger).

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

In connection with the CEFF, we issued Kingsbridge a warrant (the “Warrant”) to purchase 180,000 shares of our common stock at an exercise price of $3.00 per share. The Warrant is exercisable beginning six months after the date of grant and for a period of five years after it becomes exercisable. The warrants were valued at $258,000 using the Black-Scholes pricing model and the following assumptions: a contract term of 5.5 years, risk-free interest rate of 3.02%, volatility of 75% and the fair value of our stock on February 21, 2008, of $2.36 per share. The warrant was recorded as an issuance cost in additional paid-in capital at the commitment date.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with SFAS No.157 at September 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Qoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents - money market funds	$7,045,000	$-	$7,045,000	$-
Total	$7,045,000	$-	$7,045,000	$-

We chose not to elect the fair value option as prescribed by SFAS No. 159 for our financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as our accounts receivable and accounts payable, are still reported at their carrying values.

 As of September 30, 2008, we applied Level 2 measurements to our holdings of cash equivalents which were invested in money market funds.

11. Proposed Merger

On March 27, 2008, we announced that we had signed a definitive agreement (the “Merger Agreement”) to merge with GigOptix, LLC (“GigOptix”). The Merger Agreement has been unanimously approved by the board of directors of Lumera, with one director recusing herself due to a conflict and the management board of GigOptix, with one member recusing herself due to a conflict. Upon completion of the merger, which is subject to the terms and conditions of the Merger Agreement and which shall be treated as a tax free reorganization, existing securities holders of each company will own approximately 50% of the outstanding securities of GigOptix, Inc., including options and warrants. The common shares of GigOptix, Inc. are expected to trade on the NASDAQ Global Market under the ticker symbol “GIGX”.

Consummation of the merger requires the approval of a majority of our stockholders. The Company established October 10, 2008 as the stockholder date of record and December 4, 2008 as the date of its Annual Meeting of Stockholders. GigOptix, Inc.’s Form S-4 registering the common stock to be issued to stockholders following the completion of the Lumera Merger (as defined in the Merger Agreement) has been declared effective by the Securities Exchange Commission on October 27, 2008. The Merger Agreement requires, among other things, the cessation of Plexera’s business and the listing of GigOptix, Inc.’s stock on either the NASDAQ’s Global or Capital markets. Plexera’s business operations ceased in March 2008 and were formally discontinued in May 2008. GigOptix Inc. has applied for listing on NASDAQ’s Capital Market system and is currently awaiting approval.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants (i) to conduct each respective business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. As a condition of closing, we must meet net working capital requirements of at least $6 million as of June 30, 2008 subject to a reduction of $10,000 per day after June 30, 2008. Subsequent to the sale of 4 million of our common shares which we completed on July 16, 2008, we believe that we will meet the minimum working capital requirement of the Merger Agreement without the need to raise additional capital (See Note 13 – Equity Financing).

Under the provisions of SFAS No. 141 (“SFAS No. 141”), Business Combinations, GigOptix will be deemed the acquiring entity for purposes of applying the purchase method of accounting. Accordingly, we must expense our legal, financial advisory, printing and other expenses associated with the proposed transaction. During the three and nine months ended September 30, 2008, we expensed $383,000 and $1.6 million, respectively, related to financial advisory fees associated with the proposed merger, and expect to incur additional legal fees and other merger related expenses during the last quarter of 2008. These expenses were recorded in marketing, general and administrative expenses. We have an additional financial advisory fee commitment totaling $750,000 due only upon completion of the merger.

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

We account for our investment in Asyrmatos under the equity method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 18 (“APB No. 18”) and FASB Interpretation No. 46( R), Consolidation of Variable Interest Entities (as amended) (“FIN 46”). Due to Asyrmatos’ continued losses, net liability position and outlook, the recorded basis in our investment is zero. From its inception on February 20, 2008 through September 30, 2008 Asyrmatos reported a net operating loss of $800,000. At September 30, 2008, Asyrmatos reported total assets of $1,000 and total liabilities of $693,000.

Due to the uncertainty about the collectability of the Note Receivable, we have a full reserve of $500,000. Should Asyrmatos default on the repayment provisions of our convertible note, we have certain continuing rights to the underlying assets and intellectual property of Asyrmatos.

13. Equity Financing

On July 16, 2008, we sold 4 million shares of our common stock and warrants to purchase an additional 2 million shares through a registered direct offering, for net proceeds of approximately $2.7 million, after deducting offering fees and expenses. The shares and warrants were offered pursuant to the Company's effective shelf registration statement that was previously filed on Form S-3 with the Securities and Exchange Commission. We intend to use the net proceeds from this offering for general corporate purposes and to meet minimum working capital requirements under the conditions of the previously announced proposed merger with GigOptix. For each share of common stock purchased in the offering, the investor was also issued warrants to purchase 0.50 shares of common stock for a combined issue price of $0.76 per unit, before deducting offering fees and expenses. The shares of common stock and warrants are immediately separable and were issued separately. The warrants were valued at $734,160, using the Black-Scholes pricing model and the following assumptions: a risk-free interest rate of 3.20%, volatility of 75%, an exercise price of $0.76 per share, subject to adjustment, a five-year term, and are not exercisable prior to six months after issuance.

14. NASDAQ notification

In a letter from the NASDAQ Stock Market (NASDAQ) received May 16, 2008, the Company was informed that it was out of compliance with the $10 million minimum stockholders’ equity requirement for continued listing on the NASDAQ Global Market set forth in Marketplace Rule 4450(a)(3). The letter asked for the Company’s specific plan to achieve and sustain compliance with the aforementioned listing standard.

On July 16, 2008 the Company sold common stock and warrants pursuant to the Company's effective shelf registration statement, with net proceeds of approximately $2.7 million, after deducting offering fees and expenses (See Note 13 – Equity Financing). We sold these shares primarily to provide the necessary capital to meet the minimum net working capital provision of our Merger Agreement and to regain pro-forma compliance with the minimum stockholders’ equity listing requirement. A letter from NASDAQ dated July 25, 2008, acknowledged our plan to achieve compliance and offered alternatives to evidence that compliance, which we satisfied with our filing of our June 30, 2008 Form 10-Q. A NASDAQ letter dated September 4, 2008, acknowledged our compliance with Marketplace Rule 4450(a)(3) and indicated that we must demonstrate compliance in our next quarterly report. Our stockholders’ equity balance at September 30, 2008 falls below the minimum threshold; therefore, we anticipate that NASDAQ will issue a delisting notice which we will appeal to the NASDAQ’s Listing Qualifications Panel pending our proposed merger with GigOptix. We may also apply for continued listing on the NASDAQ Capital market.

On August 14, 2008, the Company received a letter from NASDAQ indicating that for the prior 30 consecutive business days the bid price of its common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). This notification has no immediate effect on the listing of or the ability to trade the Company’s common stock on The NASDAQ Global Market. In accordance with Marketplace Rule 4450(e)(2), the Company was given 180 calendar days, or until February 10, 2009, to regain compliance. On October 16, 2008 NASDAQ suspended the enforcement of the rules requiring a minimum $1 closing bid price until January 19, 2009. Based upon this suspension, we will achieve compliance if the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before May 18, 2009.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which should be read in conjunction with our financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008 and updated disclosures related to discontinued operations on the Company’s Form 8-K filed September 5, 2008 includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Lumera, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “will,” “anticipate,” “estimate,” “project,” “plan,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K.

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

Effective July 1, 2007, we contributed substantially all of the assets of our Bioscience segment to a newly formed wholly-owned subsidiary, Plexera Bioscience LLC (“Plexera”). Plexera was formed to further clarify the purpose, business and funding requirements and market opportunities for both Lumera and Plexera. In the first quarter of 2008, we elected to exit our bioscience (“Plexera”) business due primarily to its continued losses and inability to raise additional capital to fund such business. In the first quarter of 2008, Lumera incurred costs of approximately $544,000, as a result of the shutdown of Plexera and the termination of its workforce. Additionally, during the nine months ended September 30, 2008, Lumera incurred an impairment loss of $243,000 for certain of the Plexera assets. In addition to halting the business activity of Plexera, we reduced our corporate workforce by 6 employees including our Vice President of Sales and Marketing as those functions will be performed by other staff pending our proposed merger with GigOptix.

Discontinued Operations of Plexera Bioscience LLC. In the first quarter of 2008, we elected to exit our bioscience (“Plexera”) business due primarily to its continued losses and inability to raise additional capital to fund such business. In the first quarter of 2008, Lumera incurred costs of approximately $544,000, as a result of the shutdown of Plexera and the termination of its workforce. Additionally, during the nine months ended September 30, 2008, Lumera incurred an impairment loss of $243,000 for certain of the Plexera assets. In addition to halting the business activity of Plexera, we reduced our corporate workforce by 5 employees and our Vice President of Sales and Marketing as those functions will be performed by other staff pending our proposed merger with GigOptix. As discussed below under “Discontinued Operations” Lumera elected to exit the Plexera LLC (“Plexera”) business, which was previously presented as a separate reportable segment, during the first quarter of 2008. In May 2008, the Board of Directors approved a plan to sell or otherwise liquidate the Plexera assets and intellectual property. As such, the results of operations for all historical periods for Plexera in the accompanying condensed consolidated financial statements are presented as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.

As of September 30, 2008, Lumera is developing products solely for the electro-optics market. Lumera believes that it has developed a proprietary intellectual property position based on a combination of patents, licenses and trade secrets relating to the design and characterization of polymer materials, methods of polymer synthesis and production of polymers in commercial quantities, as well as device design, characterization, fabrication, testing and packaging technology. Lumera currently has products being evaluated by customers and potential customers of electro-optics products.

Merger with GigOptix, LLC. On March 27, 2008, we announced that we had signed a definitive agreement (the “Merger Agreement”) to merge with GigOptix, LLC (“GigOptix”). The Merger Agreement has been unanimously approved by the board of directors of Lumera, with one recusal due to a conflict and the management board of GigOptix, with one recusal due to a conflict. Upon completion of the merger, which is subject to the terms and conditions of the Merger Agreement and which shall be treated as a tax free reorganization, existing securities holders of each company will own approximately 50% of the outstanding securities, including options and warrants, of GigOptix, Inc..

Consummation of the merger requires the approval of a majority of our stockholders. The Company established October 10, 2008 as the stockholder date of record and December 4, 2008 as the date of its Annual Meeting of Stockholders. GigOptix, Inc.’s Form S-4 registering the common stock to be issued to stockholders following the completion of the Lumera Merger (as defined in the Merger Agreement) has been declared effective by the Securities Exchange Commission on October 27, 2008. The Merger Agreement requires, among other things, the cessation of Plexera’s business and the listing of GigOptix, Inc.’s stock on either the NASDAQ’s Global or Capital markets. Plexera’s business operations ceased in March 2008 and were formally discontinued in May 2008. GigOptix Inc. has applied for listing on NASDAQ’s Capital Market system and is currently awaiting approval.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants (i) to conduct each respective business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. As a condition of closing, we must meet net working capital requirements of at least $6 million as of June 30, 2008 subject to a reduction of $10,000 per day after June 30, 2008. Subsequent to the sale of 4 million of our common shares which we completed on July 16, 2008, we believe that we will meet the minimum working capital requirement of the Merger Agreement without the need to raise additional capital (See Note 13 – Equity Financing). We have an additional financial advisory fee commitment totaling $750,000 due only upon completion of the merger.

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

Research and Development Expense. Research and development expense consists primarily of:

♦	compensation for employees and contractors engaged in internal research and product development activities;
♦	research fees paid to the University of Washington (“UW”) and other educational institutions for contract research;
♦	laboratory operations, outsourced development and processing work;
♦	costs incurred in acquiring and maintaining licenses; and
♦	related operating expenses.

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

We have reduced embedded marketing, general and administrative expenses in 2008 in preparation for our proposed merger. We have also incurred additional merger related expenses. If the merger is not completed as planned, we expect marketing, general and administrative expenses to increase in 2009 and beyond as we increase our product development and sales and marketing staff to qualify, develop and define market products that we commercialize and to increase the level of corporate and administrative activity.

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

The following discussion should also be read in conjunction with our 2007 Form 10-K filed with the Securities and Exchange Commission on March 17, 2008, and updated disclosures related to discontinued operations on the Company’s Form 8-K filed September 5, 2008.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

Summary

	Three Months ended September 30,		Percentage	Nine Months ended September 30,		Percentage
	2008	2007	Change	2008	2007	Change
Revenue	$1,565,000	$624,000	151%	$3,548,000	$2,418,000	47%
Cost of revenue	(785,000)	(344,000)	128%	(1,674,000)	(1,271,000)	32%
Research and development expense	(437,000)	(938,000)	-53%	(2,009,000)	(2,148,000)	-6%
Marketing, general and administrative expense	(1,913,000)	(2,822,000)	-32%	(6,847,000)	(7,010,000)	-2%
Interest Income	44,000	266,000	-83%	230,000	888,000	-74%
Income/(Loss) from Discontinued Operations	4,000	(1,617,000)	-100%	(2,497,000)	(3,747,000)	-33%

The Board committed to a plan to sell our wholly-owned subsidiary, Plexera in May 2008. Accordingly, Plexera is reported as a discontinued operation for the three and nine months ended September 30, 2008 and 2007, respectively.

Revenue. Revenue increased by $941,000 and $1,130,000 for the three and nine months ended September 30, 2008, respectively, over the three and nine months ended September 30, 2007, primarily due to increased levels of government contract activity. Aggregate revenue on governmental contracts totaled $1,556,000 and $3,405,000 for the three and nine months ended September 30, 2008, respectively, an increase of $932,000 and $1,078,000, respectively, compared to the three and nine months ended months ended September 30, 2007, primarily due to government contracts awarded in the first quarter of 2008. Backlog on our governmental contracts totaled $2,313,000 at September 30, 2008. Product revenues totaled $10,000 and $143,000 for the three and nine months ended September 30, 2008, respectively, consisting of electro-optics devices and materials.

Cost of Revenue. Cost of revenue increased by $441,000 and $403,000 for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007, primarily due to increased government contract activity. Contract costs were 50% and 48% of contract revenue for the three and nine months ended September 30, 2008, respectively, compared to 55% and 53% for the three and nine months ended September 30, 2007, respectively, due to lower overhead allocation rates applied to contract labor in the current periods.

Research and Development Expense. Research and development expense decreased $501,000 and $139,000 to $437,000 and $2,009,000 for the three and nine months ended September 30, 2008, respectively, from $938,000 and $2,148,000 for the three and nine months ended September 30, 2007, respectively. Labor related costs allocated to the cost of revenue increased by $208,000 and $115,000, due to the increase in government contract revenue for the three and nine months ended September 30, 2008, compared to the prior year comparative periods. Compensation expense, including incentive pay, decreased $217,000 and $98,000 during the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007, due primarily to decreased incentive pay combined with a reduction in headcount during 2008. Professional fees decreased by $88,000 and $93,000, respectively, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, due primarily to a decrease in contract research fees and subcontracting expense. Materials and supplies costs decreased by $41,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, due primarily to lower product development costs during the current quarter. Materials and supplies expense was $141,000 higher for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, respectively, due primarily to device packaging expenditures during the first part of the year. Stock-based compensation expense decreased $33,000 and $109,000 for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007, due primarily to forfeitures related to the reduction in workforce associated with the Company’s business restructuring combined with a decline in the fair market value of options granted. License and royalty fees decreased by $11,000 and $44,000 for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007. Depreciation expense decreased by $32,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to our asset base becoming more fully depreciated. General and administrative expenses, including facilities expense increased by $92,000 and $209,000 for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007 due primarily to increased allocation resulting from the discontinued operations during the year.

Marketing, General and Administrative Expense. Marketing, general and administrative expense decreased $909,000 and $163,000 to $1,913,000 and $6,847,000 for the three and nine months ended September 30, 2008, respectively, from $2,822,000 and $7,010,000 for the three and nine months ended September 30, 2007, respectively. Compensation expense, including incentive pay, decreased by $610,000 and $493,000 for the three and nine months ended September 30, 2008, respectively, over the prior year comparative period due primarily to reduction in administrative and executive workforce combined with and to contractual severance expenses incurred in the prior year quarterly period. Stock-based compensation expense decreased $300,000 and $1,069,000 during the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007, due primarily to forfeitures of options associated with a reduction in executive and administrative workforce combined with a decline in the fair market value of options granted. General administrative expenses, including travel and facilities expense decreased $43,000 and $200,000 during the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007. Depreciation expense decreased by $17,000 and $53,000 during the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007 due to our asset base becoming more fully depreciated. Professional services increased $60,000 and $1,153,000 during the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007, primarily due to legal fees associated with our proposed merger combined with an increase in IP legal expenses and other merger-related expenses. Included in professional fees during the three and nine months ended September 30, 2008, are $383,000 and $1,565,000, respectively, in professional fees related to preparations for our proposed merger. During the first nine months of 2008, we also recorded a reserve for collectability of our $500,000 note receivable associated with our first quarter 2008 investment in Asyrmatos.

Interest Income. Interest income decreased $222,000 and $658,000 to $44,000 and $230,000 for the three and nine months ended September 30, 2008, respectively, from $266,000 and $888,000 for the three and nine months ended September 30, 2007, due primarily to decreased levels of investments.

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

We accounted for the impairment of assets in accordance with SFAS No. 144. Following its decision to exit Plexera, management reviewed Plexera’s property and equipment to determine recoverability. The Plexera property and equipment is comprised of assets capitalized and deployed in Plexera’s business including computer equipment, furniture and office equipment, lab equipment and leasehold improvements. Plexera assets that are useful to Lumera’s ongoing business have been redeployed. Included in loss from discontinued operations for the nine months ended September 30, 2008 is an impairment loss of $243,000 for certain of the Plexera assets.

In conjunction with exiting Plexera in March 2008, we recorded severance costs under the provision of SFAS No. 146, recording a reserve for severance costs of $387,000. Through September 30, 2008 we made cash severance payments totaling $387,000, leaving a zero reserve balance.

In conjunction with exiting Plexera, we cancelled certain contractual commitments or otherwise provided for future contract costs under the provisions of SFAS No. 146, recording contract costs of $157,000 during the three months ended March 31, 2008. Through September 30, 2008, we made cumulative cash contract payments totaling $157,000, leaving a zero reserve balance.

	Severance Costs	Contract Costs	Total

Beginning Balance	$387,000	$157,000	$544,000

Cash Payments	-	(75,000)	(75,000)

Ending Balance at March 31, 2008	387,000	82,000	469,000

Cash Payments	(336,000)	(45,000)	(381,000)

Ending Balance at June 30, 2008	51,000	37,000	88,000

Cash Payments	(51,000)	(37,000)	(88,000)

Ending Balance at September 30, 2008	$-	$-	$-

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

	Three Months ended September 30,		Percentage	Nine Months ended September 30,		Percentage
	2008	2007	Change	2008	2007	Change
Research and development expense	$(17,000)	$1,117,000	-102%	$1,329,000	$2,558,000	-48%
Marketing, general and administrative expenses	13,000	500,000	-97%	1,168,000	1,189,000	-2%
Income/(Loss) from Discontinued Operations	$(4,000)	$1,617,000	-100%	$2,497,000	$3,747,000	-33%

Research and development expense decreased by $1,134,000 and marketing, general and administrative expense decreased by $487,000 for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, due entirely due to the shutdown of Plexera and the termination of its workforce.

Research and development expense decreased by $1,229,000 for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. We exited the Plexera business late in the first quarter of 2008 and ceased incurring additional research and development expenses at that time. Marketing, general and administrative expense decreased by $21,000 during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, as we stopped incurring additional expenses and completed our severance payout associated with our decision to exit Plexera.

Business Restructuring

In March 2008, the Company elected to exit its Bioscience business (Plexera) and to take other corporate cost savings measures. In May 2008, the Board of Directors approved a plan to sell the assets of Plexera. The Company recorded restructuring costs during the nine months ended September 30, 2008 for the following categories:

Severance Costs	Electro-Optics	Corporate	Total

Beginning Balance	$122,000	$25,000	$147,000

Cash Payments	-	-	-

Ending Balance at March 31, 2008	122,000	25,000	147,000

Cash Payments	(66,000)	(25,000)	(91,000)

Ending Balance at June 30, 2008	56,000	-	56,000

Cash Payments	(56,000)	-	(56,000)

Ending Balance at September 30, 2008	$-	$-	$-

Costs associated with our restructuring activities are accounted for in accordance with the provisions of SFAS No. 146. Severance costs, which totaled $147,000, represent amounts paid to former employees of Lumera. Severance payments in the amount of $56,000 were made to former employees during the three months ended September 30, 2008. As a part of our restructuring, we eliminated 5 positions in Corporate as well as the position of Vice President of Sales and Marketing which was held by Daniel C. Lykken, an Executive Officer of the Company and part of Electro-Optics segment. The sales and marketing functions will be performed by other staff members pending our proposed merger with GigOptix, LLC (see Note 11 - Proposed Merger).

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

	For the three months ended			For the nine months ended
	September 30,		Percentage	September 30,		Percentage
	2008	2007	Change	2008	2007	Change
Revenue
Electro-optics	$1,565,000	$624,000	151%	$3,548,000	$2,418,000	47%
Total	$1,565,000	$624,000	151%	$3,548,000	$2,418,000	47%

Operating Loss
Electro-optics	$(54,000)	$(1,057,000)	-95%	$(1,662,000)	$(1,997,000)	-17%
Corporate expenses	(1,516,000)	(2,423,000)	-37%	(5,320,000)	(6,014,000)	-12%
Total loss from continuing operations	$(1,570,000)	$(3,480,000)	-55%	$(6,982,000)	$(8,011,000)	-13%

Income/(Loss) from Discontinued Operations	$4,000	$(1,617,000)	-100%	$(2,497,000)	$(3,747,000)	-33%

Electro-optics

Revenue. Revenue increased by $941,000 and $1,130,000 for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, respectively, primarily due to increased levels of government contract activity. Aggregate revenue on governmental contracts totaled $1,556,000 and $3,405,000 for the three and nine months ended September 30, 2008, respectively, an increase of $932,000 and $1,078,000, respectively, over the three and nine months ended September 30, 2007. Backlog on our governmental contracts totaled $2,313,000 at September 30, 2008. Electro-optic product revenues totaled $10,000 during the three months ended September 30, 2008 and $143,000 for the nine months ended September 30, 2008.

Operating Loss. Our Electro-optics segment operating loss decreased by $1,003,000 and $335,000, respectively, for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007. Gross profit, primarily related to higher governmental contract revenue, increased by $500,000 and $727,000 for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively, while operating costs decreased by $502,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and increased by $392,000 during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Compensation costs, including incentive pay, decreased by $348,000 and $31,000 for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007, due primarily to a decrease in incentive pay combined with a reduction in headcount and associated salary expense during the current periods. Increased government contract activities, during the three and nine months ended September 30, 2008, resulted in additional labor and related overhead costs to be allocated to cost of revenue reducing research and development expense by $208,000 and $115,000, respectively, compared to the three and nine months ended September 30, 2007. Stock-based compensation costs decreased by $33,000 and $102,000, respectively, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, due primarily to a decline in the fair market value of options granted. Depreciation expense decreased by $32,000 for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, respectively, due to our asset base becoming more fully depreciated. License and royalty fees decreased by $11,000 and $44,000, respectively, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, due primarily to a decrease in fees associated with our various agreements. General and administrative activities, including facilities, associated with product commercialization efforts increased by $64,000 and $251,000, respectively, for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007 due primarily to increased allocation resulting from the discontinued operations early in the year. Materials and supplies costs decreased by $41,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, due primarily to lower product development costs during the current quarter. Materials and supplies expense was $141,000 higher for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, respectively, due primarily to device packaging expenditures during the first part of the year. Professional fees mostly associated with consulting and subcontracting expense increased by $69,000 and $324,000, respectively, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

Corporate Expenses

Corporate expenses. Certain corporate expenses primarily consist of executive management and human resources, investor relations, legal, finance, information technology, purchasing and other general corporate activities.

Total corporate expenses decreased by $907,000 and $694,000, respectively, during the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007. Compensation costs, including incentive pay, decreased by $478,000 and $559,000 for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007, mostly associated with a reduction in workforce. Stock-based compensation decreased by $301,000 and $1,076,000, respectively, for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007 due primarily to reduction in executive and administrative workforce and forfeitures of associated options combined with a decline in the fair market value of options granted. Professional fees decreased by $96,000 for the three months ended September 30, 2008, compared to the three months ended September 30, 2007 mostly due to a decrease in consulting expense combined with in increase in costs associated with financial advisory services and legal fees primarily associated with the proposed merger with GigOptix LLC during the current quarter. General and administrative costs, including facilities and travel, decreased by $16,000 and $240,000 for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007 due primarily to less expense associated with our business restructuring. Depreciation expense decreased by $17,000 and $53,000 for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007, due to our asset base becoming more fully depreciated. Professional fees mostly associated with financial advisory services and legal fees primarily associated with the proposed merger with GigOptix LLC, offset by a decrease in consulting fees, increased $736,000 for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007; included in professional fees are $383,000 and $1,565,000 in merger related expenses for the three and nine months ended September 30, 2008, respectively. During the nine months ended September 30, 2008, we incurred a loss of $500,000 on a long-term receivable we have deemed uncollectible.

Discontinued Operations

Discontinued Operations. In accordance with SFAS No. 144, the disposal of assets constitute a component of the entity and have been accounted for as discontinued operations. The operating results relating to these assets held for sale are segregated and reported as discontinued operations in the accompanying 2008 and 2007 condensed consolidated statements of operations.

The loss related to Plexera, classified as discontinued operations decreased by approximately $1,621,000 and $1,250,000 for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007. The decrease is due to the decision of the Company in late March of 2008 to exit the Plexera business.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common and convertible preferred stock, convertible notes and, to a lesser extent, through revenues from development contracts and sales of services. We had an accumulated deficit of $86.0 million as of September 30, 2008. We had approximately $7.0 million in cash and cash equivalents at September 30, 2008.

On July 16, 2008, we sold 4 million shares of our common stock and warrants to purchase an additional 2 million shares through a registered direct offering, for net proceeds of approximately $2.7 million, after deducting offering fees and expenses. The shares and warrants were offered pursuant to the Company's effective shelf registration statement that was previously filed on Form S-3 with the Securities and Exchange Commission. We intend to use the net proceeds from this offering for general corporate purposes and to meet minimum working capital requirements under the conditions of the previously announced proposed merger with GigOptix. For each share of common stock purchased in the offering, the investor was also issued warrants to purchase 0.50 shares of common stock for a combined issue price of $0.76 per unit, before deducting offering fees and expenses. The shares of common stock and warrants are immediately separable and were issued separately. The warrants have an exercise price of $0.76 per share, subject to adjustment, have a five-year term, and are not exercisable prior to six months after issuance.

Net cash used in operating activities increased by $1.9 million to $9.7 million for the nine months ended September 30, 2008, from $7.8 million for the nine months ended September 30, 2007. We used $1.2 million in cash to fund our Electro-optics activities during the nine months ended September 30, 2008, a decrease of $200,000 over the nine months ended September 30, 2007, primarily due to increased levels of government contract activity combined with a decrease in compensation expense mostly associated with a reduction in headcount and related salary expense combined with a decrease in incentive pay during the current period. We used $5.9 million in cash to fund corporate expenses during the nine months ended September 30, 2008, an increase of $2.8 million over the nine months ended September 30, 2007 due primarily to incurred costs associated with merger activities and costs associated with the business restructuring. Discontinued operations used cash of $2.5 million for the nine months ended September 30, 2008 compared to $3.3 million for the nine months ended September 30, 2007, a decrease of $800,000 due primarily to halting business activities of Plexera.

Net cash provided by investing activities totaled $6.9 million for the nine months ended September 30, 2008, compared to $6.2 million for the nine months ended September 30, 2007. Capital expenditures totaled $191,000 for the nine months ended September 30, 2008, compared with $524,000 for the nine months ended September 30, 2007. These costs resulted primarily from laboratory equipment purchases. Maturities of investment securities totaled $7,550,000 for the nine months ended September 30, 2008. Maturities of investment securities, net of reinvestment, totaled $6,760,000 for the nine months ended September 30, 2007. We loaned $500,000 to Asyrmatos, Inc., in exchange for a long-term note receivable during the first quarter of 2008.

Net cash of $2.8 million was provided by financing activities for the nine months ended September 30, 2008, due primarily to the issuance of stock during the current quarter combined with the exercise of stock options. No net cash was provided by financing activities for the nine months ended September 30, 2007.

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

We expect that our cash used in operations will increase in the last quarter of 2008 as we incur additional merger related expenses. If the merger is not completed as planned, we our expect marketing, general and administrative expenses to increase in 2009 and beyond as we increase our product development and sales and marketing staff to qualify, develop and define market products that we commercialize and to increase the level of corporate and administrative activity, including increases associated with our operation as a public company.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We expect that the $7.0 million in cash and cash equivalents and revenues from our existing contractual relationships, will be sufficient to fund our continuing operations through at least 2009.

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

Consummation of the merger requires the approval of a majority of our stockholders. The Company established October 10, 2008 as the stockholder date of record and December 4, 2008 as the date of its Annual Meeting of Stockholders. GigOptix, Inc.’s Form S-4 registering the common stock to be issued to stockholders following the completion of the Lumera Merger (as defined in the Merger Agreement) has been declared effective by the Securities Exchange Commission on October 27, 2008. The Merger Agreement contains customary representations, warranties and covenants of Lumera and GigOptix, including, among others, covenants (i) to conduct their respective businesses in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. As a condition of closing, Lumera must have net working capital of at least $6 million, subject to diminution of $10,000 per day that the closing occurs after June 30, 2008. Subsequent to the sale of 4 million of our common shares which we completed on July 16, 2008, we believe that we will meet the minimum working capital requirement of the Merger Agreement without the need to raise additional capital (See Note 13 – Equity Financing). We have an additional financial advisory fee commitment totaling $750,000 due only upon completion of the merger

New Accounting Pronouncements

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

Any continuation or worsening of the current global economic and financial conditions could materially adversely affect our ability to raise, or the cost of, needed capital and could materially adversely affect out ability to commercialize products.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

The value of the shares of Holdings’ common stock may be less than the value of shares of our common stock as of the date of the merger agreement or on the date of the annual meeting.

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

Our stockhoders will have reduced ownership and voting interests in Holdings and will be able to exercise less influence over management following the merger.

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

We may need to raise additional capital to meet our conditions to completion of the merger.

It is a condition to the completion of the merger that we have net working capital, as defined in the merger agreement, of at least $6,000,000 at the effective time of the merger, subject to reduction of $10,000 per day after June 30, 2008. In order to meet this closing condition, we have raised additional capital, and do not anticipate raising more capital. There are several sources through which we might raise any capital needed to meet the net working capital closing condition, including using the committed equity financing facility we entered into with Kingsbridge Capital Limited and the sale of the Plexera business division. If these sources are insufficient or unavailable to satisfy the net working capital closing condition, we will need to raise capital through other sources, such as an equity or debt financing. If we are unable to raise the funds necessary to meet the net working capital closing condition at or prior to the closing, GigOptix may elect not to close the merger.

If the proposed merger closes, the listing of Holdings’ common stock on the NASDAQ Global Market may require us to reduce the number of shares of Holdings’ common stock our shareholders receive in the merger.

Our common stock is currently listed for trading on the NASDAQ Global Market. On May 16, 2008, we received a Staff Deficiency Letter from The NASDAQ Stock Market which stated that our stockholders’ equity at March 31, 2008 was less than the $10 million minimum in stockholders’ equity required for continued listing on The NASDAQ Global Market under Marketplace Rule 4450(a)(3). With the completion of our July 2008 stock offering, we believe that we satisfy the minimum stockholders’ equity requirements as of August 1, 2008. NASDAQ will continue to monitor our ongoing compliance with the minimum stockholders’ equity requirement.

On August 14, 2008, we received a letter from The NASDAQ Stock Market indicating that for 30 consecutive business days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Stock Market under Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), we have been provided 180 calendar days, or until February 10, 2009, to regain compliance. We will achieve compliance if the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before February 10, 2009.

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

LUMERA CORPORATION

Date: November 7, 2008	/s/ JOSEPH J. VALLNER
Joseph J. Vallner
President, Interim Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2008	/s/ PETER J. BIERE
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